Form 10-Q
period 1995-03-31
M/A/R/C INC
filed 1995-05-12
CIK 356287

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                      OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the period from ____________________ to ____________________

Commission file number 0-13217

                                 M/A/R/C INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Texas                                           75-1781525
- -------------------------------                         -------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


7850 North Belt Line Road, Irving, Texas                       75063
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                (214) 506-3400
- --------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


- --------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                          changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No
      -----       -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes              No
     -----          -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,814,301 shares as of March 31, 1995.

                               THE M/A/R/C GROUP

                                     INDEX

                                  (UNAUDITED)

                                                                                                     Page No.
                                                                                                     --------
    PART I.  FINANCIAL INFORMATION

             Item 1.      Financial Statements

                          Consolidated Balance Sheets
                            March 31, 1995, and December 31, 1994 . . . . . . . . . . . . . . . . . .   1

                          Consolidated Statements of Income
                            Three Months Ended March 31, 1995, and 1994 . . . . . . . . . . . . . . .   2

                          Consolidated Statement of Changes in Stockholders' Equity
                            Three Months Ended March 31, 1995 . . . . . . . . . . . . . . . . . . . .   3

                          Consolidated Statements of Cash Flows
                            Three Months Ended March 31, 1995, and 1994 . . . . . . . . . . . . . . .   4

                          Consolidated Notes to Financial Statements  . . . . . . . . . . . . . . . .   5


             Item 2.      Management's Discussion and Analysis of Financial
                            Condition and Results of Operations . . . . . . . . . . . . . . . . . .   6-8


    PART II.  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

             Item 4.      Submission of Matters to a Vote of Security Holders

                         PART I.  FINANCIAL INFORMATION
                               THE M/A/R/C GROUP
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             March 31, 1995           Dec. 31, 1994
                                                                             --------------           -------------
                                                                                       (Dollars in Thousands)
ASSETS
- ------
Current Assets:
     Cash and short-term investments                                             $ 3,401                $ 3,337
     Trade accounts receivable, net                                                9,158                  9,131
     Expenditures billable to clients, net                                         3,048                  3,242
     Notes receivable                                                                  8                    248
     Prepaid expenses and other current assets                                     2,733                  2,379
                                                                                 -------                -------
       Total Current Assets                                                       18,348                 18,337
                                                                                 -------                -------

Notes receivable, less current portion                                               277                     40
Property and equipment, less accumulated depreciation of
     $12,597,000 and $12,069,000, respectively                                     7,454                  7,149
Capitalized development cost, net                                                      8                     59
Investments at cost                                                                9,350                  9,384
Intangibles, less accumulated amortization of $2,577,000
     and $2,537,000, respectively                                                    868                    931
Prepaid pension costs and other assets                                             5,183                  4,984
                                                                                 -------                -------
TOTAL ASSETS                                                                     $41,488                $40,884
                                                                                 =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
     Trade accounts payable                                                      $ 1,738                $ 2,876
     Advance payments from clients                                                 1,739                  2,970
     Other accrued liabilities                                                     1,135                  1,662
                                                                                 -------                -------
       Total Current Liabilities                                                   4,612                  7,508

Long-term debt, less current portion                                               2,124                    123
Deferred taxes payable and other liabilities                                       3,043                  3,181
                                                                                 -------                -------
    Total Liabilities                                                              9,779                 10,812
                                                                                 -------                -------

Stockholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized,
     3,677,331 and 3,544,666 issued, respectively                                  3,677                  3,545
Capital in excess of par value                                                     6,170                  5,264
Retained earnings                                                                 32,921                 32,346
Less treasury stock at cost, 863,030 and 861,444 shares, respectively             (7,562)                (7,546)
Unearned compensation                                                             (1,440)                (1,440)
Unearned ESOP shares                                                              (2,057)                (2,097)
                                                                                 -------                -------
    Total Stockholders' Equity                                                    31,709                 30,072
                                                                                 -------                -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $41,488                $40,884
                                                                                 =======                =======

The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1995, AND 1994
                                  (UNAUDITED)

                                                                                  1991                     1994
                                                                                  ----                     ----
                                                                                     (Dollars in Thousands,
                                                                                     Except Per Share Data)
Revenues                                                                     $    16,510            $    14,203

Costs and expenses                                                                15,782                 13,748
                                                                             -----------            -----------

Operating income                                                                     728                    455

Interest and other income net                                                        196                    212
                                                                             -----------            -----------

Income before taxes                                                                  924                    667

Federal and state income tax provision                                               342                    247
                                                                             -----------            -----------

  NET INCOME                                                                 $       582            $       420
                                                                             ===========            ===========

Net income per share                                                         $       .21            $       .14
                                                                             ===========            ===========


Weighted average common shares outstanding                                     2,786,639              3,064,715
                                                                             ===========            ===========





The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)


                               Common     Capital in                                 Unearned    Cost of
                             Stock, $1    Excess of     Retained      Unearned         ESOP     Treasury
                             Par Value    Par Value     Earnings    Compensation      Shares      Stock
                             ---------    ---------     --------    ------------      ------      -----
                                                      (Dollars in Thousands)
Balance at December 31, 1994    $3,545      $5,264       $32,346       ($1,440)      ($2,097)    ($7,546)

  Exercise options                 132         886

  Purchase treasury stock                                                                            (16)

  Issued restricted stock

  Release of ESOP shares                        20                                        40

  Foreign currency adjustment                                 (7)


  Net income                                                 582
                              --------    --------       -------     ---------     ---------   ---------


Balance at March 31, 1995     $  3,677    $  6,170       $32,921       ($1,440)      ($2,057)    ($7,562)
                              ========    ========       =======     =========     =========   =========


                               THE M/A/R/C GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995, AND 1994
                                  (UNAUDITED)

                                                                                  1995                    1994
                                                                                  ----                    ----
                                                                                       (Dollars in Thousands)
Net cash flow from operating activities:
     Net income                                                                  $   582                 $   420
     Noncash items:

       Depreciation and amortization                                                 647                     680

     Net (increase) in receivables and
        expenditures billable to clients                                            (107)                 (1,582)
     Net (increase) decrease in prepaid expenses and other assets                   (640)                    163
     Increase (decrease) in trade accounts payable                                (1,138)                    (33)
     Increase (decrease) in accrued liabilities and other liabilities               (253)                    (13)
                                                                                 -------                 -------
     Net cash used by operating activities                                          (909)                   (365)
                                                                                 -------                 -------

Cash flows from investing activities:
Acquisition of property and equipment                                               (835)                   (299)
Disposition of property and equipment                                                  0                      18
Net (additions to) reductions in notes receivable                                      2                     (18)
Net (increase in) reduction of investments                                            34                    (221)
                                                                                 -------                 -------

Net cash used by investing activities                                               (799)                   (520)
                                                                                 -------                 -------
Cash flows from financing activities:
Net (decrease) increase in customer advances                                      (1,231)                 (1,056)
Payment of long-term debt                                                          2,001                       0
Issuance of common stock                                                           1,019                      30
Loan to ESOP                                                                           0                  (1,613)
Issue/(purchase of) treasury stock                                                   (17)                   (370)
                                                                                 -------                 -------
Net cash provided (used) by financing activities                                  (1,772)                 (1,396)
                                                                                 -------                 -------
Net increase (decrease) in cash                                                       64                  (2,281)
Cash and short-term investments at December 31                                     3,337                   7,006
                                                                                 -------                 -------
Cash and short-term investments at March 31                                      $ 3,401                 $ 4,725
                                                                                 =======                 =======


The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 1995, the consolidated results of its operations for the three months ended March 31, 1995, and March 31, 1994, and its consolidated cash flows for the three months ended March 31, 1995, and March 31, 1994.

2. These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, should be read in conjunction with the accompanying condensed consolidated financial statements.

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


       The M/A/R/C Group is a marketing information services company, providing service to over 200 clients nationwide. The majority of our clients are large public companies. The Company offers a wide range of marketing information services through its two operating companies: Marketing And Research Counselors and Targetbase Marketing.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1995, WITH THREE MONTHS ENDED MARCH 31, 1994

       Revenues increased to $16,510,000 for the three-month period ended March 31, 1995, compared with revenues of $14,203,000 for the three-month period ended March 31, 1994. Production and administrative expenses were 95.6% of revenues, compared with 96.8% for the prior year.

       The Company attributed the stronger quarterly financial performance primarily to increased revenues in both of its core businesses along with higher profitability due to reduced information processing and operating costs. The business continued to benefit from increased demand from existing clients and the addition of new accounts. Nearly three-quarters of the Company's 35 largest clients increased their expenditures with M/A/R/C during the first quarter of 1995 when compared with the same quarter last year. In addition, we had 18 new accounts who each spent $45,000 or more on our services in the first quarter, who were not clients at this time last year.

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

       Operating income increased to $728,000 from $455,000 last year for the comparable quarter.

       Interest and other income decreased $16,000 to $196,000 for the comparable three-month period.

       Net income for the three-month period ended March 31, 1995, increased $162,000 to $582,000 ($.21 a share) from $420,000 ($.14 a share) for the comparable three-month period ended March 31, 1994.

       The weighted average number of shares outstanding decreased to 2,786,639 from 3,064,715 last year. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 264,782 shares held in the Employee Shareholders Ownership Plan that have not been released to participants. The Company repurchased 1,376 shares of its stock during the three-month period ended March 31, 1995.

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


CAPITAL RESOURCES AND LIQUIDITY

       From December 31, 1994, to March 31, 1995, cash and short-term investments increased $64,000. During the three-month period, $16,000 in cash was used to repurchase common stock of the Company. The March 31, 1995, cash and short-term investments position of $3,401,387, the temporary investment position of $9,350,215, the working capital position of $13,676,000, and the existing and unused lines of bank credit totaling $3,000,000 are adequate to support the Company's cash requirements for operating and capital expenditures.

EFFECT OF INFLATION ON OPERATIONS

       Due to a wide diversity in terms of project size, costs and project duration, the Company is unable to estimate accurately the effects of inflation on its revenue and profit. The major consequence of inflation is mitigated by controlling cost estimating procedures in a timely manner where possible.

                           PART II--OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


On April 20, 1995, subsequent to the close of the first quarter, The M/A/R/C Group held its annual shareholders' meeting for the fiscal year ended December 31, 1994. The shareholders voted on the following proposal:

      A. To elect three directors, Cecil B. Phillips, Rolan G. Tucker, and Jack D. Wolf, to hold office for a three-year term expiring at the 1998 shareholders' meeting or until their successors are elected and have qualified. Over 96% of the votes were cast by shareholders in favor of this proposal, less than 1% were withheld, and 3% were not represented.

            Incumbent directors serving for a three-year term expiring at the 1996 shareholders' meeting are Elmer L. Taylor, Jr. and Alvin A. Achenbaum. Incumbent directors serving for a three-year term expiring at the 1997 shareholders' meeting are Thomas J. Tierney and Sharon M. Munger.

      B.    No other matters were voted on at the meeting.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      The M/A/R/C Group
                                               ---------------------------------
                                                         (Registrant)



Date:      April 29, 1994                            /s/ Sharon M. Munger
       ------------------------------          ---------------------------------
                                                         Sharon M. Munger
                                                         (President and
                                                     Chief Executive Officer)



Date:      April 29, 1994                              /s/ Harold R. Curtis
       ------------------------------          ---------------------------------
                                                           Harold R. Curtis
                                                      (Chief Financial Officer)

                                EXHIBIT INDEX




EXHIBIT
  NO.                    DESCRIPTION
- -------                  -----------
  27                 Financial Data Schedule