Form 10-Q
period 1995-06-30
MARC GROUP
filed 1995-08-15
CIK 356287

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the period from _______________________ to ______________________

Commission file number 0-13217

                                 M/A/R/C INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Texas                                           75-1781525
------------------------------------                   ------------------------
  (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)


7850 North Belt Line Road, Irving, Texas                         75063
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                (214) 506-3400
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

Yes   X      No
     ---          ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes          No
     ---         ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,880,439 shares as of June 30, 1995.

                               THE M/A/R/C GROUP

                                     INDEX

                                  (UNAUDITED)

                                                                                                     Page No.
                                                                                                     --------
    PART I.  FINANCIAL INFORMATION

             Item 1.      Financial Statements

                          Consolidated Balance Sheets
                            June 30, 1995, and December 31, 1994  . . . . . . . . . . . . . . . . . .   1

                          Consolidated Statements of Income
                            Three Months Ended June 30, 1995, and 1994  . . . . . . . . . . . . . . .   2

                          Consolidated Statements of Income
                            Six Months Ended June 30, 1995, and 1994  . . . . . . . . . . . . . . . .   3

                          Consolidated Statement of Changes in Stockholders' Equity
                            Six Months Ended June 30, 1995  . . . . . . . . . . . . . . . . . . . . .   4

                          Consolidated Statements of Cash Flows
                            Six Months Ended June 30, 1995, and 1994  . . . . . . . . . . . . . . . .   5

                          Consolidated Notes to Financial Statements  . . . . . . . . . . . . . . . .   6


             Item 2.      Management's Discussion and Analysis of Financial
                            Condition and Results of Operations . . . . . . . . . . . . . . . . . .  7-11

                         PART I.  FINANCIAL INFORMATION
                               THE M/A/R/C GROUP
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                              June 30, 1995         Dec. 31, 1994
                                                                              -------------         -------------
                                                                                     (Dollars in Thousands)
ASSETS
------
Current Assets:
   Cash and short-term investments                                               $ 2,423                $ 3,337
   Trade accounts receivable, net                                                 10,718                  9,131
   Expenditures billable to clients, net                                           4,977                  3,242
   Notes receivable                                                                    8                    248
   Prepaid expenses and other current assets                                       2,929                  2,379
                                                                                 -------                -------
     Total Current Assets                                                         21,055                 18,337
                                                                                 -------                -------

Notes receivable, less current portion                                               268                     40
Property and equipment, less accumulated depreciation of
   $13,125,000 and $12,069,000, respectively                                       7,419                  7,149
Capitalized development cost, net                                                      0                     59
Investments at cost                                                                9,235                  9,384
Intangibles, less accumulated amortization of $2,657,000
   and $2,537,000, respectively                                                      805                    931
Prepaid pension costs and other assets                                             5,354                  4,984
                                                                                 -------                -------
TOTAL ASSETS                                                                     $44,136                $40,884
                                                                                 =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Trade accounts payable                                                            856                  2,876
   Advance payments from clients                                                   2,864                  2,970
   Other accrued liabilities                                                       1,686                  1,662
                                                                                 -------                -------
     Total Current Liabilities                                                     5,406                  7,508

Long-term debt, less current portion                                               2,673                    123
Deferred taxes payable and other liabilities                                       3,435                  3,181
                                                                                 -------                -------
    Total Liabilities                                                             11,514                 10,812
                                                                                 -------                -------

Stockholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized,
  3,748,820 and 3,544,666 issued, respectively                                     3,749                  3,545
Capital in excess of par value                                                     6,591                  5,264
Retained earnings                                                                 33,431                 32,346
Less treasury stock at cost, 868,381 and 861,444 shares, respectively             (7,693)                (7,546)
Unearned compensation                                                             (1,440)                (1,440)
Unearned ESOP shares                                                              (2,016)                (2,097)
                                                                                 -------                -------
    Total Stockholders' Equity                                                    32,622                 30,072
                                                                                 -------                -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $44,136                $40,884
                                                                                 =======                =======

The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1995, AND 1994
                                  (UNAUDITED)

                                                                                 1995                    1994
                                                                                 ----                    ----
                                                                                   (Dollars in Thousands,
                                                                                   Except Per Share Data)
Revenues                                                                       $  18,020              $  18,262

Costs and expenses                                                                17,023                 17,333
                                                                               ---------              ---------

  Operating income                                                                   997                    929

Net interest and other income                                                        255                    102
                                                                               ---------              ---------

  Income before taxes                                                              1,252                  1,031

Federal and state income tax provision                                               463                    381
                                                                               ---------              ---------

  NET INCOME                                                                   $     789              $     650
                                                                               =========              =========

Net income per share                                                           $     .28              $     .23
                                                                               =========              =========


Weighted average common shares outstanding                                     2,841,436              2,842,220
                                                                               =========              =========





The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1995, AND 1994
                                  (UNAUDITED)

                                                                                 1995                 1994
                                                                                 ----                 ----
                                                                                     (Dollars in Thousands,
                                                                                      Except Per Share Data)
Revenues                                                                       $  34,530              $  32,465

Costs and expenses                                                                32,805                 31,081
                                                                               ---------              ---------

  Operating income                                                                 1,725                  1,384

Net interest and other income                                                        451                    314
                                                                               ---------              ---------

  Income before taxes                                                              2,176                  1,698

Federal and state income tax provision                                               805                    628
                                                                               ---------              ---------

  NET INCOME                                                                   $   1,371              $   1,070
                                                                               =========              =========

Net income per share                                                           $     .49              $     .36
                                                                               =========              =========


Weighted average common shares outstanding                                     2,802,812              2,966,479
                                                                               =========              =========





The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (UNAUDITED)


                               Common     Capital in                                 Unearned    Cost of
                             Stock, $1    Excess of     Retained      Unearned         ESOP     Treasury
                             Par Value    Par Value     Earnings    Compensation      Shares      Stock
                             ---------    ---------     --------    ------------      ------      -----
                                                     (Dollars in Thousands)
Balance at December 31, 1994    $3,545      $5,264       $32,346       ($1,440)      ($2,097)    ($7,546)


  Exercise options/warrants        204       1,276

  Purchase treasury stock                                                                           (147)


  Issued restricted stock

  Release of ESOP shares                        51                                        81

  Cash dividends paid                                       (286)


  Net income                                               1,371
                                ------      ------       -------       -------       -------     -------


Balance at June 30, 1995        $3,749      $6,591       $33,431       ($1,440)      ($2,016)    ($7,693)
                                ======      ======       =======       =======       =======     =======


                               THE M/A/R/C GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995, AND 1994
                                  (UNAUDITED)

                                                                                   1995                   1994
                                                                                   ----                   ----
                                                                                   (Dollars in Thousands)
Net cash flow from operating activities:
  Net income                                                                     $ 1,371                 $ 1,070
  Noncash items:
    Depreciation and amortization                                                  1,269                   1,348
  Net (increase) in receivables and
    expenditures billable to clients                                              (3,598)                 (4,265)

  Net (increase) decrease in prepaid expenses and other assets                    (1,004)                    278

  Increase (decrease) in trade accounts payable                                   (2,019)                   (671)

  Increase (decrease) in accrued liabilities and other liabilities                   629                     550
                                                                                 -------                 -------
  Net cash provided (used) by operating activities                                (3,352)                 (1,690)
                                                                                 -------                 -------

Cash flows from investing activities:

  Acquisition of property and equipment                                           (1,351)                   (660)

  Disposition of property and equipment                                                2                      41
  Net (additions to) reductions in notes receivable                                  (12)                    (14)

  (Gain) loss on sale of investments                                                   0                      52
  Net (increase in) reduction of investments                                         150                     844
                                                                                 -------                 -------

  Net cash used by investing activities                                           (1,187)                    263
                                                                                 -------                 -------
Cash flows from financing activities:
  Net (decrease) increase in customer advances                                      (106)                 (1,114)

  Proceeds (repayment) of long-term debt                                           2,551                   4,180
  Issuance of common stock                                                         1,533                      68
  Cash dividends paid                                                               (286)                      0

  Loan to ESOP                                                                        81                       0
  Issue/(purchase of) treasury stock                                                (148)                 (5,671)
                                                                                 -------                 -------
  Net cash provided (used) by financing activities                                 3,625                  (2,537)
                                                                                 -------                 -------
  Net increase (decrease) in cash                                                   (914)                 (3,964

  Cash and short-term investments at December 31                                   3,337                   7,007
                                                                                 -------                 -------
  Cash and short-term investments at June 30                                     $ 2,423                 $ 3,043
                                                                                 =======                 =======


  The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 1995, the consolidated results of its operations for the six months ended June 30, 1995, and June 30, 1994, and its consolidated cash flows for the six months ended June 30, 1995, and June 30, 1994.

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

       The following Management's Discussion is presented comparing the six months ended June 30, 1995, with the six months ended June 30, 1994, and the three months ended June 30, 1995, with the three months ended June 30, 1994.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995, WITH SIX MONTHS ENDED JUNE 30,
1994

       Revenues increased to $34,530,000 for the six-month period ended June 30, 1995, compared with revenues of $32,465,000 for the six-month period ended June 30, 1994. Production and administrative expenses were 95.0% of revenues, compared with 95.7% for the prior year.

       The Company attributed the stronger financial performance primarily to increased revenues in both of its core businesses along with higher profitability due to reduced information processing and operating costs. The business continued to benefit from increased demand from existing clients and the addition of new accounts.

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

       Operating income increased to $1,725,000 from $1,384,000 last year for the comparable six months. The Company's cost management program implemented during the latter part of 1993 contributed to the improvement; the remainder can be attributed to improved sales volume.

       Interest and other income increased $137,000 to $451,000 for the comparable six-month period and included a nonrecurring income item amounting to $100,000.

       Net income for the six-month period ended June 30, 1995, increased $301,000 to $1,371,000 ($.49 a share) from $1,070,000 ($.36 a share) for the comparable six-month period ended June 30, 1994. Earnings per share rose 36.1% reflecting a decrease in the number of weighted average shares outstanding.

       The weighted average number of shares outstanding decreased to 2,802,812 from 2,966,479 last year. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 264,782 shares held in the Employee Shareholders Ownership Plan that have not been released to participants. The Company repurchased 10,712 shares of its stock during the six-month period ended June 30, 1995.

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995, WITH THREE MONTHS ENDED JUNE 30, 1994

       Revenues decreased to $18,020,000 for the three-month period ended June 30, 1995, compared with revenues of $18,262,000 for the three-month period ended June 30, 1994. Production and administrative expenses were 94.5% of revenues, compared with 94.9% for the prior year.

       The Company experienced slightly improved margins on relatively flat sales volume for the comparable quarters. The improvement was attributable primarily to the Company's continuing cost management program.

       Operating income increased to $997,000 from $929,000 last year for the comparable quarter.

       Interest and other income increased $153,000 to $255,000 for the comparable three-month period and contained a nonrecurring income item of $100,000.

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

       Net income for the three-month period ended June 30, 1995, increased $139,000 to $789,000 ($.28 a share) from $650,000 ($.22 a share) for the comparable three-month period ended June 30, 1994.

       The weighted average number of shares outstanding decreased to 2,841,436 from 2,842,220 last year. The Company repurchased 9,336 shares of its stock during the three-month period ended June 30, 1995.

CAPITAL RESOURCES AND LIQUIDITY

       From December 31, 1994, to June 30, 1995, cash and short-term investments decreased $914,000. During the six-month period, $147,000 in cash was used to repurchase common stock of the Company. The June 30, 1995, cash and short-term investments position of $2,423,002, the temporary investment position of $9,234,959, the working capital position of $15,517,224, and the existing and unused lines of bank credit totaling $3,000,000 are adequate to support the Company's cash requirements for operating and capital expenditures.

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


                                                    The M/A/R/C Group
                                             ---------------------------------------
                                                           (Registrant)



Date:      August 11, 1994                           /s/ Sharon M. Munger
       -------------------------------       ----------------------------------------
                                                         Sharon M. Munger
                                                            (President and
                                                        Chief Executive Officer)



Date:      August 11, 1994                           /s/ Harold R. Curtis
       -------------------------------       -------------------------------------------
                                                         Harold R. Curtis
                                                    (Chief Financial Officer)


                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
  27                         Financial Data Schedule
