Form 10-Q
period 1995-09-30
MARC GROUP
filed 1995-11-14
CIK 356287

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

(Mark One)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                    OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                                       OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the period from                    to
                    -------------------  ----------------------------------

Commission file number 0-13217

                                 M/A/R/C INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Texas                                           75-1781525
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


7850 North Belt Line Road, Irving, Texas                               75063
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

Yes             No
   -----          -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,890,594 shares as of September 30, 1995.

                               THE M/A/R/C GROUP

                                     INDEX

                                  (UNAUDITED)


                                                                                        Page No.
PART I.  FINANCIAL INFORMATION
     Item 1.   Financial Statements

               Consolidated Balance Sheets
                September 30, 1995, and December 31, 1994 . . . . . . . . . . . . . . . .   1

               Consolidated Statements of Income
                Three Months Ended September 30, 1995, and 1994 . . . . . . . . . . . . .   2

               Consolidated Statements of Income
                Nine Months Ended September 30, 1995, and 1994  . . . . . . . . . . . . .   3

               Consolidated Statement of Changes in Stockholders' Equity
                Nine Months Ended September 30, 1995  . . . . . . . . . . . . . . . . . .   4

               Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1995, and 1994  . . . . . . . . . . . . .   5

               Consolidated Notes to Financial Statements  . . . . . . . . . . . . . . . .  6


     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . . . . . . . . . . .  7-11

                         PART I.  FINANCIAL INFORMATION
                               THE M/A/R/C GROUP
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     Sept. 30, 1995           Dec. 31, 1994
                                                                     --------------           -------------
                                                                             (Dollars in Thousands)
ASSETS
------
Current Assets:
     Cash and short-term investments                                    $  1,625                   $ 3,337
     Trade accounts receivable, net                                       10,884                     9,131
     Expenditures billable to clients, net                                 5,870                     3,242
     Notes receivable                                                          8                       248
     Prepaid expenses and other current assets                             2,829                     2,379
                                                                        --------                   -------
       Total Current Assets                                               21,216                    18,337
                                                                        --------                   -------
Notes receivable, less current portion                                       265                        40
Property and equipment, less accumulated depreciation of
     $13,660,000 and $12,069,000, respectively                             7,428                     7,149
Capitalized development cost, net                                              0                        59
Investments at cost                                                        9,264                     9,384
Intangibles, less accumulated amortization of $2,720,000
     and $2,537,000, respectively                                            742                       931
Prepaid pension costs and other assets                                     5,111                     4,984
                                                                        --------                   -------
TOTAL ASSETS                                                            $ 44,026                   $40,884
                                                                        ========                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
     Trade accounts payable                                                  743                     2,876
     Advance payments from clients                                         2,340                     2,970
     Other accrued liabilities                                             1,702                     1,662
                                                                        --------
       Total Current Liabilities                                           4,785                     7,508

Long-term debt, less current portion                                       2,336                       123
Deferred taxes payable and other liabilities                               3,581                     3,181
                                                                        --------                   -------
    Total Liabilities                                                     10,702                    10,812
                                                                        --------                   -------

Stockholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized,
  3,759,293 and 3,544,666 issued, respectively                             3,759                     3,545
Capital in excess of par value                                             6,686                     5,264
Retained earnings                                                         33,992                    32,346
Less treasury stock at cost, 868,699 and 861,444 shares, respectively     (7,698)                   (7,546)

Unearned compensation                                                     (1,440)                   (1,440)

Unearned ESOP shares                                                      (1,975)                   (2,097)
                                                                        --------                   -------
    Total Stockholders' Equity                                            33,324                    30,072
                                                                        --------                   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 44,026                   $40,884
                                                                        ========                   =======


The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995, AND 1994
                                  (UNAUDITED)

                                                                                  1995                     1994
                                                                               ---------                ---------
                                                                                     (Dollars in Thousands,
                                                                                     Except Per Share Data)

Revenues                                                                       $  18,730                $  17,025

Costs and expenses                                                                17,673                   16,026
                                                                               ---------                ---------
     Operating income                                                              1,057                      999

Interest and other income net                                                        291                      131
                                                                               ---------                ---------
     Income before taxes                                                           1,348                    1,130

Federal and state income tax provision                                               499                      418
                                                                               ---------                ---------
  NET INCOME                                                                   $     849                $     712
                                                                               =========                =========
Net income per share                                                           $     .30                $     .27
                                                                               =========                =========

Weighted average common shares outstanding                                     2,882,000                2,577,000
                                                                               =========                =========





The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995, AND 1994
                                  (UNAUDITED)

                                                                                   1995                   1994
                                                                                 --------               --------
                                                                                     (Dollars in Thousands,
                                                                                     Except Per Share Data)

Revenues                                                                         $ 53,260               $ 49,490

Costs and expenses                                                                 50,477                 47,106
                                                                                ---------              ---------
     Operating income                                                               2,783                  2,384

Interest and other income net                                                         742                    445
                                                                                ---------              ---------
     Income before taxes                                                            3,525                  2,829

Federal and state income tax provision                                              1,304                  1,047
                                                                                ---------              ---------
  NET INCOME                                                                    $   2,221              $   1,782
                                                                                =========              =========
Net income per share                                                            $     .79              $     .63
                                                                                =========              =========

Weighted average common shares outstanding                                      2,825,000              2,848,200
                                                                                =========              =========





The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)


                                  Common     Capital in                                 Unearned    Cost of
                                Stock, $1    Excess of     Retained      Unearned         ESOP     Treasury
                                Par Value    Par Value     Earnings    Compensation      Shares      Stock
                                ---------    ---------     --------    ------------      ------      -----
                                                          (Dollars in Thousands)
Balance at December 31, 1994       $3,545      $5,264       $32,346       ($1,440)      ($2,097)    ($7,546)

  Exercise options/warrants           214       1,345

  Purchase treasury stock                                                                              (152)

  Issued restricted stock

  Release of ESOP shares                           77                                       122

  Cash dividends paid                                          (575)

  Net income                                                  2,221
                                   ------      ------       -------        ------        ------      ------

Balance at June 30, 1995           $3,759      $6,686       $33,992       ($1,440)      ($1,975)    ($7,698)
                                   ======      ======       =======        ======        ======      ======

                               THE M/A/R/C GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995, AND 1994
                                  (UNAUDITED)

                                                                                  1995                     1994
                                                                                --------                 --------
                                                                                      (Dollars in Thousands)
Net cash flow from operating activities:

     Net income                                                                 $  2,221                 $  1,782

     Noncash items:

       Depreciation and amortization                                               1,882                    1,964

     Net (increase) in receivables and
       expenditures billable to clients                                           (4,657)                  (4,101)
     Net (increase) decrease in prepaid expenses and other assets                   (661)                    (296)
     Increase (decrease) in trade accounts payable                                (2,133)                    (779)
     Increase (decrease) in accrued liabilities and other liabilities                791                      604
                                                                                --------                 --------
     Net cash provided (used) by operating activities                             (2,557)                    (826)
                                                                                --------                 --------
Cash flows from investing activities:

     Acquisition of property and equipment                                        (1,908)                  (1,799)
     Disposition of property and equipment                                             3                       17
     Net (additions to) reductions in notes receivable                                14                       72
     Net (increase in) reduction of investments                                      120                      981
                                                                                --------                 --------
     Net cash used by investing activities                                        (1,771)                    (609)
                                                                                --------                 --------
Cash flows from financing activities:
     Net (decrease) increase in customer advances                                   (630)                    (220)
     Proceeds (repayment) of long-term debt                                        2,213                    3,226
     Issuance of common stock                                                      1,637                      378
     Cash dividends paid                                                            (574)                       0
     Loan to ESOP                                                                    122                        0
     Issue/(purchase of) treasury stock                                             (152)                  (5,742)
                                                                                --------                 --------
     Net cash provided (used) by financing activities                              2,616                   (2,358)
                                                                                --------                 --------
     Net increase (decrease) in cash                                              (1,712)                  (3,793)
     Cash and short-term investments at December 31                                3,337                    7,007
                                                                                --------                 --------
     Cash and short-term investments at September 30                            $  1,625                 $  3,214
                                                                                ========                 ========





     The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 1995, the consolidated results of its operations for the nine months ended September 30, 1995, and September 30, 1994, and its consolidated cash flows for the nine months ended September 30, 1995, and September 30, 1994.

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

       The following Management's Discussion is presented comparing the nine months ended September 30, 1995, with the nine months ended September 30, 1994, and the three months ended September 30, 1995, with the three months ended September 30, 1994.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995, WITH NINE MONTHS ENDED SEPTEMBER 30, 1994

       Revenues increased to $53,260,000 for the nine-month period ended September 30, 1995, compared with revenues of $49,490,000 for the nine-month period ended September 30, 1994. Production and administrative expenses were 94.8% of revenues, compared with 95.2% for the prior year.

       The Company attributed the stronger financial performance primarily to increased revenues in both of its core businesses. The business continued to benefit from increased demand from existing clients and the addition of new accounts.

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

       Operating income increased to $2,783,000 from $2,384,000 last year for the comparable nine months. Continued emphasis on the Company's cost management program contributed to the improvement; the remainder can be attributed to improved sales volume.

       Interest and other income increased $297,000 to $742,000 for the comparable nine-month period and included a nonrecurring income items amounting to $170,000.

       Net income for the nine-month period ended September 30, 1995, increased $257,000 to $1,304,000 ($.79 a share) from $1,047,000 ($.63 a share) for the comparable nine-month period ended September 30, 1994. Earnings per share rose 25.4%.

       The weighted average number of shares outstanding decreased slightly to 2,825,675 from 2,848,239 last year. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 264,782 shares held in the Employee Shareholders Ownership Plan that have not been released to participants. The Company repurchased 11,120 shares of its stock during the nine-month period ended September 30, 1995.

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995, WITH THREE MONTHS ENDED SEPTEMBER 30, 1994

       Revenues increased to $18,730,000 for the three-month period ended September 30, 1995, compared with revenues of $17,025,000 for the three-month period ended September 30, 1994. Production and administrative expenses were 94.4% of revenues, compared with 94.1% for the prior year.

       The Company experienced slightly declining margins on improved sales volume for the comparable quarters. The decline was attributable primarily to the Company's decision to expand its professional staff.

       Operating income increased to $1,057,000 from $999,000 last year for the comparable quarter and contained a nonrecurring income item amounting to $70,000.

       Interest and other income increased $160,000 to $291,000 for the comparable three-month period.

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

       Net income for the three-month period ended September 30, 1995, increased $137,000 to $849,000 ($.30 a share) from $712,000 ($.27 a share) for the comparable three-month period ended September 30, 1994.

       The weighted average number of shares outstanding increased to 2,882,536 from 2,576,961 last year. The Company repurchased 408 shares of its stock during the three-month period ended September 30, 1995.

CAPITAL RESOURCES AND LIQUIDITY

       From December 31, 1994, to September 30, 1995, cash and short-term investments decreased $1,712,000. During the nine-month period, $152,000 in cash was used to repurchase common stock of the Company. The September 30, 1995, cash and short-term investments position of $1,625,100, the temporary investment position of $9,264,459, the working capital position of $16,148,444, and the existing and unused lines of bank credit totaling $3,000,000 are adequate to support the Company's cash requirements for operating and capital expenditures.

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



                                                  The M/A/R/C Group
                                         --------------------------------------
                                                    (Registrant)



Date:     November 13, 1995                     /s/ Sharon M. Munger
       --------------------------        --------------------------------------
                                                   Sharon M. Munger
                                                    (President and
                                                Chief Executive Officer)



Date:     November 13, 1995                     /s/ Harold R. Curtis
       --------------------------        --------------------------------------
                                                    Harold R. Curtis
                                               (Chief Financial Officer)