Form 10-K
period 1995-12-31
MARC GROUP
filed 1996-04-01
CIK 356287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                            _______________________

                                   FORM 10-K
(Mark One)

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----      EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended December 31, 1995

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                For the transition period from             to

             Commission file number 0-13217

                                  M/A/R/C INC.

             (Exact name of Registrant as specified in its charter)

                   Texas                                   75-1781525
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

         7850 North Belt Line Road                           75063
             Irving, Texas                                 (ZIP Code)
    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (214) 506-3400

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
           Title of each class          on which registered
           -------------------          -------------------
                  None                           --

   Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X .  No    .
                                         ---      ---

As of March 11, 1996, 3,103,382 common shares were outstanding, and the aggregate market value of the common shares held by nonaffiliates (based upon the closing price of these shares on the National Association of Securities Dealers National Market System) was approximately $51,206,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

    The Registrant's Annual Report to Shareholders for the year ended December 31, 1995--Parts I, II and IV; the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report--Part III; and the Exhibits listed on page 16.

                               TABLE OF CONTENTS

                                  M/A/R/C INC.
                                   FORM 10-K

                                                                                               Page
                                                                                               ----
                                                        PART I
                                                        ------
Item  1.          Business                                                                       3
Item  2.          Properties                                                                     9
Item  3.          Legal Proceedings                                                              9
Item  4.          Submission of Matters to a
                  Vote of Security Holders                                                       9

                                                         PART II
                                                         -------

Item  5.          Market for the Registrant's Common Equity
                  and Related Stockholder Matters                                               10
Item  6.          Selected Financial Data                                                       10
Item  7.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           11
Item  8.          Financial Statements and Supplementary Data                                   11
Item  9.          Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                                           11

                                                         PART III
                                                         --------
Item 10.          Directors and Executive Officers of the Registrant                            11
Item 11.          Executive Compensation                                                        11
Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management                                                                11
Item 13.          Certain Relationships and Related Transactions                                11


                                                         PART IV
                                                         -------

Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                                           12

Index to Exhibits                                                                               16
Signatures                                                                                      18

                                     PART I

ITEM 1.   BUSINESS.

BACKGROUND AND RECENT DEVELOPMENTS

     Marketing And Research Counselors, Inc., the predecessor of M/A/R/C Inc. (the "Registrant"), was organized in 1965 as a majority owned subsidiary of Tracy-Locke Company, Inc. ("Tracy-Locke"), an advertising agency. In connection with the acquisition of Tracy-Locke by BBDO International, Inc. ("BBDO"), the Registrant was organized in 1981 as a wholly owned subsidiary of Tracy-Locke to hold the stock of Marketing And Research Counselors, Inc., and certain of the Tracy-Locke film, audio, and advertising operations not to be acquired by BBDO. All of the stock of the Registrant was distributed to the shareholders of Tracy-Locke in February 1982. Once separated from Tracy-Locke, the Registrant disposed of its operations unrelated to marketing research.

     Effective August 27, 1984, the Registrant changed its name from Allcom, Inc., to M/A/R/C Inc. to better reflect the Registrant's emphasis on marketing research.

     In January 1985, the Registrant and certain shareholders of the Registrant offered an aggregate of 1,401,902 shares of common stock at a per share price to the public of $6.67. The underwriters of such offering exercised their option for an additional 187,500 shares to cover over-allotments. The Registrant received net proceeds of approximately $5,500,000 from its sale of 937,500 shares of common stock.

     Effective June 30, 1989, the Registrant acquired certain net assets of two marketing research divisions from Information Resources, Inc., for approximately $2.5 million. The ASSESSOR(TM) Group and the Custom Projects Group had operations headquartered in Boston and Chicago.

     In order to enhance the growth potential of its primary businesses, M/A/R/C reorganized effective January 1, 1991. The firm renamed itself The M/A/R/C Group, and each of its marketing information services businesses became a separate operating company. At the time of this reorganization, the operating companies were Marketing And Research Counselors, engaging in custom marketing research; Targetbase Marketing, which creates targeted databases and related marketing programs; Quality Strategies, which develops customer satisfaction programs; and The M/A/R/C Consulting Group. The Registrant established Marketing And Research Counselors of Canada Inc., a wholly owned Canadian corporation in early 1991 for the purpose of expanding its business in that country. During 1994 Quality Strategies and The M/A/R/C Consulting Group were combined with Marketing And Research Counselors, comprising one operating company in the Custom Marketing Research business. In August of 1995, the Registrant organized Digital Marketing Services, Inc. (DMS) with America Online. The Registrant owns 30% of DMS and accounts for its ownership position under the equity method of accounting. In December of 1995 the Registrant dissolved its Canadian corporation and now operates in Canada as a branch. These designated primary businesses are considered one segment for accounting purposes.

     Information concerning the Registrant's revenues, operating profit, and assets is included in the financial statements incorporated by reference into
Item 8 of this report.

     The Registrant effected stock splits paid in the form of stock dividends of three shares for each two shares held on December 7, 1984, and one share for each two shares held on December 5, 1985. On February 25, 1992, the Registrant declared a six-for-five stock split effected in the form of a 20 percent dividend on its common shares, which was paid on March 31, 1992, to all shareholders of record on March 11, 1992. All references in this report to shares and per share data have been adjusted to reflect such stock splits.

     The Registrant's principal executive offices and corporate headquarters are located at 7850 North Belt Line Road, Irving, Texas 75063, and its telephone number is (214) 506-3400.

GENERAL

     Through its two operating companies, M/A/R/C Research and Targetbase Marketing, the Registrant provides marketing services to large consumer product and service companies. The Registrant has designed and developed proprietary, computer-based systems for providing marketing research services, such as product and advertising testing; product, advertising, and industry trend tracking; product positioning studies; marketing problem analysis; and market simulation and sales forecasting. The Registrant further provides marketing services designed to measure and track customer satisfaction and the design, construction, and implementation of databases consisting of both existing, and the most likely potential, customers for a given product.

ORGANIZATION

     The Registrant provides marketing services to more than 200 clients who market consumer, agricultural, business, or industrial products or services.

M/A/R/C RESEARCH

     The majority of the Registrant's custom marketing research activities are conducted through its M/A/R/C Research operating company.

     The purpose of the custom marketing research performed by the Registrant is to gather, process, and analyze data about clients' products or services and the segments of the population to which they are marketed. Clients use the data collected by the Registrant and the resulting analyses to assist in determining, among other things, whether to introduce or discontinue products or services and what marketing or advertising strategy to use.

     The Registrant generally contracts separately with clients for each research project. For a typical full-service project, the Registrant consults with the client to define the nature of the information required. A study plan is then prepared that outlines the proposed sampling universe from which data is to be collected and the means of gathering and evaluating such data. The study plan and a price estimate are then submitted to the client for approval. Once approval is obtained, the Registrant designs questionnaires, selects sample households, and specifies respondent qualifications. After interviewing is completed, the Registrant validates and processes the data, analyzes the results, and makes written reports and presentations as required.

     M/A/R/C Research gathers data through telephone interviewers primarily utilizing Wide Area Telephone Service ("WATS") centers located in Denton, Texas, and Killeen, Texas. M/A/R/C Research has approximately 250 CRT-equipped WATS interviewing positions. The Registrant also uses marketing research field supervisors in local markets to conduct face-to-face or telephone interviews through their interviewers. Data is further collected by mailed questionnaires. The Registrant's data collection capabilities, when combined with the ability of its ACRS software to fully integrate all aspects of the marketing research process, significantly reduce the time required to complete most projects.

     In addition, M/A/R/C Research has a Marketing Science Department staffed by professionals with training and experience in advanced marketing research and analysis methods. The staff consults with the Registrant's clients and account executives on market research design, statistical analysis, and strategic marketing.

     The Registrant has developed a series of proprietary research and analysis services styled "MACRO Market Modeling System." MACRO, an acronym for "Marketing Assessment of Consumer Revenue Opportunities," provides guidance to the Registrant's clients across all phases of the marketing process through its computerized market modeling products MACRO ExplorerSM and MACRO AssessorTM. The MACRO Assessor product combines the ASSESSOR model acquired by the Registrant in June 1989 with the Registrant's ENTRO model.

     The principal services provided by custom marketing research suppliers can be divided into four categories: testing, tracking, positioning, and problem analysis.

     Testing may be conducted for any of several purposes:

            Concept tests, which determine consumer acceptance of a new product, service, or advertising concept;

            Product tests, which determine the strengths and weaknesses of a particular product among consumers;

            Advertising pretests, which determine the ability of an advertisement to communicate a message or to sell a product or service;

            Media tests, which determine the optimum media expenditure level or media mix to advertise a product;

            Package tests, which determine appeal, convenience, durability, and other aspects of a package with consumers.

     Tracking consists of conducting a continuing study or a series of similar studies over a period of time to determine changes or trends in consumer acceptance or reaction to products, services, advertising campaigns, or industries. Tracking studies may last from a few months to several years.

     Positioning studies determine how consumers perceive the benefits and image of particular brands of products. The results indicate the extent to which consumers perceive brands in the manner the client intended and are used to develop strategies to enhance a product's position. Positioning studies are often conducted in conjunction with segmentation research. Segmentation studies identify distinct groups of customers according to the similarity of their needs for products and/or the benefits they are seeking. These results can be used to target the advertising and image of a client's product to the segments that are most favorably disposed toward it.

     Problem analysis consists of attempting to determine why a product, service, or advertisement is not performing as expected. The purpose of such studies is to identify the reason or reasons for poor performance in the marketplace and to make recommendations for corrective action.

     The Registrant markets its ACTION customer satisfaction measurement system through its M/A/R/C Research operating company. The ACTION System tracks customer satisfaction, links it to manufacturing and marketing to allow improvement of the product or service, and predicts how changes in the customer satisfaction level will affect sales volume.

TARGETBASE MARKETING

     The Registrant's Targetbase Marketing operating company creates and maintains highly refined databases of both existing and most likely potential prospects of client products and creates and executes marketing and promotional programs directed at these databases. Targetbase creates and executes closed-loop marketing programs that can incorporate various techniques, including contest, couponing, sweepstakes, and other types of response-oriented strategies.

     Targetbase was formed to develop and employ direct and interactive marketing techniques to isolate and target specific market segments. This enabled the Registrant to enter the business of database marketing, which includes such services as consumer screening, database management, computerized segmentation of advertising and promotion, automated processing of telephone and mail response, and predictive forecasting. Targetbase also provides support for techniques to identify primary prospects for a product or service. The Registrant then aggressively pursues those prospective customers through promotional programs and other means to gain trial and adoption of the client's product. The Registrant's advanced computer technology assists in the targeting process by providing a means to efficiently segment the marketplace and tailor various marketing strategies to multiple target groups. When Targetbase executes the promotion, the continued interaction with the target group expands the client's information about its customers.

PROPRIETARY SOFTWARE

     The Registrant has developed data processing and data communications capabilities, with a large staff of systems analysts and programmers trained to design software for marketing research, telemarketing, and database marketing. The major software developed by the Registrant is the Automated Custom Research System ("ACRS"). ACRS is an effective marketing research software system because it integrates all facets of the marketing research process into one on-line system and is capable of handling complex studies. The Registrant's systems analysts and programmers continually enhance the system and custom-tailor software to meet the specific needs of particular clients.
During the year ended December 31, 1995, the Registrant spent approximately $674,000 for research and development and enhancement of existing systems.

CLIENTS

     The Registrant directs its marketing efforts toward companies having relatively sophisticated and comprehensive research and marketing needs; these companies tend to be major suppliers of consumer goods and services.

     During the year ended December 31, 1995, RJR Nabisco, a tobacco, food, and beverage products company, accounted for approximately 16% of the Registrant's revenues. Accordingly, the loss of such a customer could have a materially adverse effect on the Registrant. During the year ended December 31, 1995, no other client accounted for as much as 10% of the Registrant's revenues.

     Because the Registrant generally performs its marketing research assignments on a custom basis, it has no long-term contracts to perform custom marketing research.

FEE ARRANGEMENTS

     As is customary in the industry, the Registrant's research assignments generally are obtained by competitive estimating based on a specified fee. Therefore, the ability of the Registrant to realize a profit on a particular product depends on its ability to accurately estimate in advance the costs involved in such project. Revenues are recognized as services are performed and billed to clients.

COMPETITION

     The business in which the Registrant is principally engaged is highly competitive and is characterized by a large number of relatively small organizations and a few concerns of substantial resources. The Registrant frequently competes with small specialty companies having low overhead. While precise information about the industry is not available, the October 30, 1995, issue of Advertising Age rated the Registrant as the thirteenth largest marketing research company in the United States. The Registrant is also subject to competition from marketing and research departments of various companies, advertising agencies, and business consulting firms. The Registrant believes that the principal methods of competition are the quality of information; consistency; the ability to direct, acquire and report on marketing programs in a short period of time; and price.

EMPLOYEES

     At December 31, 1995, the Registrant employed 459 full-time staff employees and approximately 472 part-time hourly employees for data gathering and processing purposes. The permanent staff is composed primarily of marketing and research consultants and specialists. Turnover at the Registrant is low at the present time; however, the possibility of key personnel leaving always exists.

SERVICE MARKS

     The Registrant has obtained federal and state registration of several service marks and has filed service mark applications for certain other names and designs. Management believes that the Registrant's marketing efforts, timely implementation of technological advances, responsiveness to customer requirements, depth of technical expertise, and high level of customer support enhance the value of its service marks and overall goodwill of the Registrant. These service marks are held by a wholly owned subsidiary of the Registrant and are licensed to the Registrant's operating companies.

EXECUTIVE OFFICERS

     Set forth below is certain information concerning the executive officers of the Registrant:

       Name                      Age                Position with the Registrant
       ----                      ---                ----------------------------
Cecil B. Phillips                71            Chairman of the Board since August 1993; Chairman of the Board and Chief
                                               Executive Officer from May 1983 to August 1993; President of the
                                               Registrant from July 1965 to November 1986; Chief Operating Officer of the Registrant from February 1982 to May 1983; Director since 1981.

Sharon M. Munger                 49            President and Chief Executive Officer since August 1993; President and
                                               Chief Operating Officer of the Registrant from November 1986 to August
                                               1993; President and Chief Operating Officer of the Registrant's Marketing

                                               Services Group from December 1984 to November
                                               1986; Executive Vice President of Marketing And
                                               Research Counselors from May 1983 to December
                                               1984; Senior Vice President of Marketing And
                                               Research Counselors from January 1981 to May 1983;
                                               Director since 1983.

Jack D. Wolf                      42           Executive Vice President of the Registrant since November 1990; President of Targetbase Marketing since January 1, 1991; Senior Vice President of the Registrant from November 1986 to December 1990; Executive Vice
                                               President from October 1984 to November 1986; Senior Vice President from
                                               June 1984 to October 1984; Vice President from June 1981 to June 1984.

Corinne F. Maginnis               48           Executive Vice President of the Registrant since November 1990; President of Quality Strategies from January 1991 to November 1994; Senior Vice
                                               President of the Registrant from November 1986 to December 1990;
                                               Executive Vice President from January 1985 to November 1986; Senior Vice
                                               President from July 1984 to January 1985; Vice President from January
                                               1983 to July 1984; Research Associates Manager from September 1982 to
                                               January 1983.  Ms. Maginnis is the sister of Sharon M. Munger, President of the Registrant.

Michael P. Redington             51            Executive Vice President of the Registrant since April 1993; President of
                                               M/A/R/C Research since April 1993; Executive Vice President of Marketing
                                               And Research Counselors from February 1992 to April 1993; Senior Vice
                                               President of Marketing And Research Counselors from January 1985 to
                                               February 1992.

Harold R. Curtis                  57           Senior Vice President of the Registrant
                                               since November 1986; Chief Financial Officer,
                                               Secretary, and Treasurer of the Registrant since 1982.

The executive officers of the Registrant were elected to hold office until the annual meeting of the directors of the Registrant, which meeting immediately follows the annual meeting of shareholders, or until their respective successors are elected and have qualified. No arrangements or understandings exist between the listed officers and other persons pursuant to which any of the individuals listed above were to be selected as officers.


ITEM 2.  PROPERTIES.

     As of December 31, 1995, the Registrant was leasing 141,500 square feet of office space for the Registrant's Dallas operations at 7850 North Belt Line Road in Irving, Texas. In addition, the Registrant leases in the aggregate approximately 70,867 square feet in Atlanta, Georgia; Chicago, Illinois; Greensboro, North Carolina; Newport Beach, California; Norwalk, Connecticut; Killeen, Texas; and Toronto, Canada. The aggregate lease payments of the Registrant for the year ended December 31, 1995, amounted to $4,150,000.

     The Registrant also owns a 16,000 square foot building in Denton, Texas. The Registrant purchased a warehouse in December 1983 at an approximate cost of $475,000 and completely refurbished and converted it into office space and a WATS facility at an approximate cost of $1,100,000.

     In May 1984 the Registrant purchased 9.36 acres of undeveloped land in the Las Colinas area of Irving, Texas, for a purchase price of $1,643,000. In April 1985, the Registrant sold approximately 4.3 acres of the land for $816,000 and entered into related agreements with the purchaser of the property to construct and lease to the Registrant a corporate headquarters facility on that portion of the site. The Registrant's facilities were completed in April 1986 and presently serve as the principal offices of the Registrant. The facility has approximately 141,500 net rentable square feet of space. On May 1, 1991, the Registrant renegotiated its lease for 9.25 years (111 months).
The Registrant exercised its option to purchase the facility in March 1996 for approximately $20,500,000. The purchase price was financed with new debt in the form of an $11,200,000 mortgage loan from a life insurance company and approximately $9,300,000 in bank debt. Prior to the exercise of the purchase option, the lease called for monthly base rental payments consisting of two components. One component was fixed at $1,700,000 annually until May 1996.
The second component was tied to either prime or LIBOR and was approximately $500,000. The Registrant pays all insurance, taxes, and operating costs and was a guarantor for $6,500,000 of the lessor's bank debt.

     The Registrant believes that the properties used in its operations are fully utilized, suitable, and adequate for present operations.


ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material legal proceedings, nor, to the Registrant's knowledge, are there any other material legal proceedings contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Registrant's Common Stock was held by approximately 500 holders of record as of March 11, 1996, as traded in the over-the-counter market under the Nasdaq symbol "MARC."

     The following table sets forth, for the periods indicated, the high and low closing sale prices for the Registrant's Common Stock on the Nasdaq National Market System. From February 1982 until the Registrant's public offering on January 29, 1985 (see "Business--Background and Recent Developments"), the Registrant's Common Stock was occasionally traded in the over-the-counter market. The bid prices reflect inter-dealer prices without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. Nasdaq National Market System quotations, which began on January 29, 1985, are based on actual transactions and not bid prices.

                                                    Bid Quotation
                                                    or Sale Price
                                                    -------------

                                                   High               Low
                                                   ----               ---
    Calendar Year 1994
    ------------------
      First Quarter                                $ 8.00            $ 7.25
      Second Quarter                                 9.25              7.25
      Third Quarter                                 10.50              8.50
      Fourth Quarter                                13.50             10.50

    Calendar Year 1995
    ------------------
      First Quarter                                $14.50            $11.75
      Second Quarter                                13.50             12.25
      Third Quarter                                 14.25             12.25
      Fourth Quarter                                14.50             12.88

    Calendar Year 1996
    ------------------
    (Through January 1996)                         $15.00            $13.25


    From February 1982 to November 1984, the Registrant paid quarterly dividends on its Common Stock at an annual rate of 32c. per share. However, in November 1984, the Board of Directors determined that the Registrant would discontinue paying cash dividends and retain all earnings for the Registrant's operations. Beginning with the second quarter of 1995, the Registrant began paying quarterly dividends at an annual rate of $.40 per share. Although the terms of the credit agreement between the Registrant and its principal lending bank impose requirements with respect to the Registrant's working capital, ratio of current assets to current liabilities, tangible net worth and other financial conditions, these requirements do not currently materially limit the Registrant's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

    Selected Financial Data on page 2 of the Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 through 11 of the Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

    The financial statement information and supplemental data required in response to this Item is incorporated herein by reference to pages 12 through 28 of the Annual Report to Shareholders for the year ended December 31, 1995.

    Certain financial statement schedules are included in Part IV (Item 14(b)) of this report.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    The Registrant has had no disagreements on accounting and financial disclosures with its independent accountants.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required in response to this item with respect to executive officers of the Registrant is set forth above in "Item 1. Business." The information with respect to directors of the Registrant is incorporated by reference to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


ITEM 11.  EXECUTIVE COMPENSATION.

    The information required in response to this item is incorporated by reference to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required in response to this item is incorporated by reference to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required in response to this item is incorporated by reference to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as a part of this report:

         (1)  Financial Statements and Supplementary Data.

             The following consolidated financial statements and supplementary data included in Part II of this report are incorporated by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, from the respective page numbers indicated:

                                                                             Page Reference in
             Item                                                               Annual Report
             ----                                                               -------------
             Report of independent accountants                                         29

             Financial statements                                                   12-28

                  Consolidated balance sheets as of December 31, 1995,
                  and December 31, 1994                                             12-13

                  Consolidated statements of income for the years ended
                  December 31, 1995, 1994, and 1993                                    14

                  Consolidated statements of changes in shareholders'
                  equity for the years ended December 31, 1995,
                  1994, and 1993                                                       15

                  Consolidated statements of cash flows for the years
                  ended December 31, 1995, 1994, and 1993                              16

                  Notes to consolidated financial statements                        17-28

         (2)  Financial Statement Schedules.

         The following supplemental schedules can be found on the indicated pages in this report:

                                                                                Page in This Report
                                                                                -------------------
             Item
             ----
             Consent of independent accountants                                        13

             Report of independent accountants on
             financial statement schedule                                              14

             Financial statement schedule for the
             years ended December 31, 1995, 1994, and 1993

                  Schedule II - Valuation and qualifying accounts                      15

             Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes in the Annual
             Report.

                       CONSENT OF INDEPENDENT ACCOUNTANTS





We consent to the incorporation by reference in the registration statement of M/A/R/C Inc. on Form S-8 (File No. 33-3061 and File No. 33-28750) of our report dated February 29, 1996, on our audits of the consolidated financial statements and financial statement schedule of M/A/R/C Inc. as of December 31, 1995, and 1994, and for the three years in the period ended December 31, 1995, which report is included in the Annual Report incorporated by reference in this Form 10-K.





Coopers & Lybrand L.L.P.
Dallas, Texas
March 27, 1996

                 REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE





Our report on the consolidated financial statements of M/A/R/C Inc. has been incorporated by reference in this Form 10-K from the 1995 annual report to shareholders of M/A/R/C Inc. on page 29 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 12 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





Coopers & Lybrand L.L.P.
Dallas, Texas
February 29, 1996

                                  M/A/R/C INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


        Column A              Column B            Column C(1)         Column D            Column E
                                                      (a)

                              Balance at           Additions
                            Beginning of       charged to costs                           Balance at
      Description              Period            and expenses        Deductions          end of period
      -----------           ------------        ----------------     ----------          -------------

                                                          (amounts in thousands)
Year ended December 31, 1995

     Allowance for
       doubtful accounts        $252              $ 10                 $ 21                   $241
                                ----              ----                 ----                   ----


Year ended December 31, 1994

     Allowance for
       doubtful accounts        $ 67              $205                 $ 20                   $252
                                ----              ----                 ----                   ----


Year ended December 31, 1993

     Allowance for
       doubtful accounts        $101                                   $ 34                   $ 67
                                ----                                   ----                   ----


Notes:

(a)  Column "C(2)" is omitted as the answer would be "none."

    (3)  Exhibits.

         3.3      Restated Articles of Incorporation of the Registrant (3.3)***

         3.4      Restated Bylaws of the Registrant (3.4)***

         4.3      Loan Agreement, dated as of July 1, 1984, between City of Denton Industrial Development Authority and
                  Registrant, in the principal amount of $1,350,000, and related agreements (4.3)*

         10.1     Registrant's Employee Stock Ownership Plan and Trust Agreement and Amendment Number One to the Plan
                  (10.1)**

         10.2     Amendment Two to Registrant's Employee Stock Ownership Plan (10.2)*

         10.3     Registrant's First Amended Pension Plan and Trust Agreement and Second Amendment to the Plan (10.2)**

         10.4     Third Amendment to Registrant's Pension Plan (10.4)*

         10.5     Registrant's 1983 Stock Option Plan (10.5)**

         10.6     Amendment No. 1 to Registrant's 1983 Stock Option Plan (10.6)*

         10.9     Supplemental Executive Retirement Plan (10.9)***

         10.10    Office Complex Lease, dated as of May 1, 1991, between Registrant and SGA Development Partnership,
                  Ltd. (10.10) ****

         10.11    1991 Executive Stock Plan (10.11) ****

         11.1     Statement Re:  Computation of Per Share Earnings

         13.1     Annual Report to Shareholders of the Registrant for year ended December 31, 1995 (portions of which are incorporated herein by reference)

         27.1     Financial Data Schedule

_________________

      * Incorporated by reference to the exhibit shown in parentheses filed with Registrant's Registration Statement on Form S-1 (File No. 2-94849).
     ** Incorporated by reference to the exhibit shown in parentheses filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1984.
    *** Incorporated by reference to the exhibit shown in parentheses filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
   **** Incorporated by reference to the exhibit shown in parentheses filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(b) None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Dallas, Texas, on the 27th day of March, 1996.

                                        M/A/R/C INC.

                                        By:  /s/ H. R. Curtis
                                            -----------------------------------
                                             Harold R. Curtis
                                             Senior Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

          Signature                            Capacity                          Date
          ---------                            --------                          ----
/c/ Cecil B. Phillips                      Chairman of the Board              March 27, 1996
- -----------------------------------------  and Director
Cecil B. Phillips


/s/ H. R. Curtis                           Senior Vice President,             March 27, 1996
- -----------------------------------------  Principal Financial and
Harold R. Curtis                           Accounting Officer


/s/ Sharon M. Munger                       Principal Executive                March 27, 1996
- -------------------------------------      Officer and Director
Sharon M. Munger


/s/ Alvin A. Achenbaum                     Director                           March 27, 1996
- -------------------------------------
Alvin A. Achenbaum


/s/ Rolan G. Tucker                        Director                           March 27, 1996
- ----------------------------------------
Rolan G. Tucker


/s/ Thomas J. Tierney                      Director                           March 27, 1996
- ---------------------------------------
Thomas J. Tierney


/s/ Elmer L. Taylor, Jr.                   Director                           March 27, 1996
- ----------------------------------------
Elmer L. Taylor, Jr.

                                Exhibit Index



       Exhibit
         No.                      Description
       _______                    ___________

         3.3      Restated Articles of Incorporation of the Registrant (3.3)***

         3.4      Restated Bylaws of the Registrant (3.4)***

         4.3      Loan Agreement, dated as of July 1, 1984, between City of Denton Industrial Development Authority and
                  Registrant, in the principal amount of $1,350,000, and related agreements (4.3)*

         10.1     Registrant's Employee Stock Ownership Plan and Trust Agreement and Amendment Number One to the Plan
                  (10.1)**

         10.2     Amendment Two to Registrant's Employee Stock Ownership Plan (10.2)*

         10.3     Registrant's First Amended Pension Plan and Trust Agreement and Second Amendment to the Plan (10.2)**

         10.4     Third Amendment to Registrant's Pension Plan (10.4)*

         10.5     Registrant's 1983 Stock Option Plan (10.5)**

         10.6     Amendment No. 1 to Registrant's 1983 Stock Option Plan (10.6)*

         10.9     Supplemental Executive Retirement Plan (10.9)***

         10.10    Office Complex Lease, dated as of May 1, 1991, between Registrant and SGA Development Partnership,
                  Ltd. (10.10) ****

         10.11    1991 Executive Stock Plan (10.11) ****

         11.1     Statement Re:  Computation of Per Share Earnings

         13.1     Annual Report to Shareholders of the Registrant for year ended December 31, 1995 (portions of which are incorporated herein by reference)

         27.1     Financial Data Schedule

_________________

      * Incorporated by reference to the exhibit shown in parentheses filed with Registrant's Registration Statement on Form S-1 (File No. 2-94849).
     ** Incorporated by reference to the exhibit shown in parentheses filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1984.
    *** Incorporated by reference to the exhibit shown in parentheses filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
   **** Incorporated by reference to the exhibit shown in parentheses filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.