Form 10-Q
period 1996-03-31
MARC GROUP
filed 1996-05-15
CIK 356287

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the period from _________________________ to _________________________

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

Yes            No
      -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,137,080 shares as of March 31, 1996.

                               THE M/A/R/C GROUP

                                     INDEX

                                  (UNAUDITED)

                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets
                        March 31, 1996, and December 31, 1995 . . . . . . . . . . . . . . . . . .   1

                      Consolidated Statements of Income
                        Three Months Ended March 31, 1996, and 1995 . . . . . . . . . . . . . . .   2

                      Consolidated Statement of Changes in Stockholders' Equity
                        Three Months Ended March 31, 1996 . . . . . . . . . . . . . . . . . . . .   3

                      Consolidated Statements of Cash Flows
                        Three Months Ended March 31, 1996, and 1995 . . . . . . . . . . . . . . .   4

                      Consolidated Notes to Financial Statements  . . . . . . . . . . . . . . . .   5


         Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations . . . . . . . . . . . . . . . . . . .   6-8


PART II.  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

         Item 4.      Submission of Matters to a Vote of Security Holders

                         PART I.  FINANCIAL INFORMATION
                               THE M/A/R/C GROUP
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             March 31, 1996            Dec. 31, 1995
                                                                             --------------            -------------
                                                                                       (Dollars in Thousands)
ASSETS
Current Assets:
     Cash and short-term investments                                             $   965                   $ 1,848
     Trade accounts receivable, net                                               10,801                    13,292
     Expenditures billable to clients, net                                         5,508                     3,204
     Notes receivable                                                                 12                       284
     Prepaid expenses and other current assets                                     3,578                     2,565
                                                                                 -------                   -------
       Total Current Assets                                                       20,864                    21,193
                                                                                 -------                   -------

Notes receivable, less current portion                                               291                        82
Property and equipment, less accumulated depreciation of
     $14,583,000 and $14,055,000, respectively                                    27,959                     7,377
Investments at cost                                                               10,246                    10,049
Intangibles, less accumulated amortization of $2,851,000
     and $2,788,000, respectively                                                    617                       680
Prepaid pension costs and other assets                                             5,011                     4,823
                                                                                 -------                   -------
TOTAL ASSETS                                                                     $64,988                   $44,204
                                                                                 =======                   =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short-term bank debt                                                        $ 1,644                   $     0
     Trade accounts payable                                                        1,426                     2,530
     Advance payments from clients                                                 3,141                     2,145
     Other accrued liabilities                                                     1,052                     1,456
                                                                                 -------                   -------
       Total Current Liabilities                                                   7,263                     6,131

Long-term debt, less current portion                                              19,320                         5
Deferred taxes payable and other liabilities                                       5,375                     5,627
                                                                                 -------                   -------
   Total Liabilities                                                              31,958                    11,763
                                                                                 -------                   -------
Stockholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized,
 3,986,081 and 3,783,541 issued, respectively                                      3,986                     3,784
Capital in excess of par value                                                     8,931                     6,855
Retained earnings                                                                 35,183                    34,758
Less treasury stock at cost, 863,030 and 877,059 shares, respectively             (7,843)                   (7,760)

Unearned compensation                                                             (3,546)                   (1,440)

Pension liability                                                                 (1,822)                   (1,822)
Unearned ESOP shares                                                              (1,859)                   (1,931)
                                                                                 -------                   -------
   Total Stockholders' Equity                                                     33,030                    32,441
                                                                                 -------                   -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $64,988                   $44,204
                                                                                 =======                   =======

The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1996, AND 1995
                                  (UNAUDITED)

                                                                                    1996             1995
                                                                                 ----------       ----------
                                                                                    (Dollars in Thousands,
                                                                                    Except Per Share Data)
Revenues                                                                         $   19,292       $   16,510

Costs and expenses                                                                   18,315           15,782
                                                                                 ----------       ----------

     Operating income                                                                   977              728

Interest and other income net                                                           169              196
                                                                                 ----------       ----------

     Income before taxes                                                              1,146              924

Federal and state income tax provision                                                  412              342
                                                                                 ----------       ----------

  NET INCOME                                                                     $      734       $      582
                                                                                 ==========       ==========

Net income per share                                                             $      .24       $      .21
                                                                                 ==========       ==========

Weighted average common shares outstanding                                        3,073,830        2,786,639
                                                                                 ==========       ==========





The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)


                                 Common      Capital in                                       Unearned   Cost of
                                Stock, $1    Excess of   Retained    Pension      Unearned      ESOP    Treasury
                                Par Value    Par Value   Earnings   Liability   Compensation   Shares     Stock
                                ---------    ----------  --------   ---------   ------------  --------  --------
                                                             (Dollars in Thousands)
Balance at December 31, 1995     $3,784       $6,855     $34,758     ($1,822)     ($1,440)    ($1,934)   ($7,760)

  Exercise options                  186        1,003

  Purchase treasury stock                                                                                    (83)

  Issued restricted stock           210        2,940                               (3,150)

  Retire restricted stock          (194)      (1,867)                               1,044

  Dividends paid                                            (309)


  Net income                                                 734
                                 ------       ------     -------     -------      -------     -------    -------

Balance at March 31, 1996        $3,986       $8,931     $35,183     ($1,822)     ($3,546)    ($1,934)   ($7,843)
                                 ======       ======     =======     =======      =======     =======    =======

                               THE M/A/R/C GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996, AND 1995
                                  (UNAUDITED)

                                                                                             1996          1995
                                                                                           -------       -------
                                                                                           (Dollars in Thousands)
Net cash flow from operating activities:
     Net income                                                                            $   734       $   582
     Noncash items:
       Depreciation and amortization                                                           621           647
     Net (increase) in receivables and
       expenditures billable to clients                                                        187)         (107)

     Net (increase) decrease in prepaid expenses and other assets                           (1,432)         (640)

     Increase (decrease) in trade accounts payable                                          (1,104)       (1,138)

     Increase (decrease) in accrued liabilities and other liabilities                         (359)         (253)
                                                                                           -------       -------
     Net cash used by operating activities                                                  (1,353)         (909)
                                                                                           -------       -------
Cash flows from investing activities:
     Acquisition of property and equipment                                                 (21,138)         (835)

     Disposition of property and equipment                                                       7             0
     Net (additions to) reductions in notes receivabl                                           63             2
     Net (increase in) reduction of investments                                               (198)           34
                                                                                           -------       -------

     Net cash used by investing activities                                                 (21,266)         (799)
                                                                                           -------       -------
Cash flows from financing activities:

     Net (decrease) increase in customer advances                                              995        (1,231)

     Short-term bank borrowing                                                               1,644             0
     Acquisition of long-term debt                                                          19,316         2,001
     Issuance of common stock                                                                  173         1,019
     Cash dividends paid                                                                      (309)            0
     Issue/(purchase of) treasury stock                                                        (83)          (17)
                                                                                           -------       -------
     Net cash provided (used) by financing activities                                       21,736        (1,772)
                                                                                           -------       -------
     Net increase (decrease) in cash                                                          (883)           64

     Cash and short-term investments at December 31                                          1,848         3,337
                                                                                           -------       -------
     Cash and short-term investments at March 31                                           $   965       $ 3,401
                                                                                           =======       =======



     The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 1996, the consolidated results of its operations for the three months ended March 31, 1996, and March 31, 1995, and its consolidated cash flows for the three months ended March 31, 1996, and March 31, 1995.

2. These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, should be read in conjunction with the accompanying condensed consolidated financial statements.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996, WITH THREE MONTHS ENDED MARCH 31, 1995

       Revenues increased to $19,292,000 for the three-month period ended March 31, 1996, compared with revenues of $16,510,000 for the three-month period ended March 31, 1995. Production and administrative expenses were 94.9% of revenues, compared with 95.6% for the prior year.

       The Company attributed the stronger quarterly financial performance primarily to increased revenues in both of its core businesses. The business continued to benefit from increased demand from existing clients and the addition of new accounts. Revenues derived from the Company's ten largest clients were 46% higher in the first quarter of 1996 as compared with the same period last year. In the 1996 first quarter, M/A/R/C had a total of 40 accounts with annualized revenues in excess of $50,000 that did no business with the Company in the year-ago period.

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

       Operating income increased to $977,000 from $728,000 last year for the comparable quarter.

       Interest and other income decreased $27,000 to $169,000 for the comparable three-month period.

       Net income for the three-month period ended March 31, 1996, increased $152,000 to $734,000 ($.24 a share) from $582,000 ($.21 a share) for the comparable three-month period ended March 31, 1995.

       The weighted average number of shares outstanding increased to 3,073,830 from 2,786,639 last year. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 244,414 shares held in the Employee Shareholders Ownership Plan that have not been released to participants. The Company repurchased 5,097 shares of its stock during the three-month period ended March 31, 1996.

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


CAPITAL RESOURCES AND LIQUIDITY

       The Company purchased its headquarters facility during the quarter for approximately $20,000,000, financed with a combination of a mortgage and bank debt. The purchase will have the effect of reducing occupancy costs by an estimated $100,000 on an annualized basis.

       From December 31, 1995, to March 31, 1996, cash and short-term investments decreased $2,527,000. During the three-month period, $83,000 in cash was used to repurchase common stock of the Company. The March 31, 1996, cash and short-term investments position of $965,000n the temporary investment position of $10,246,000, the working capital position of $13,526,000, and the existing and unused lines of bank credit totaling $3,000,000 are adequate to support the Company's cash requirements for operating and capital expenditures.

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

                           PART II--OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


On April 18, 1996, subsequent to the close of the first quarter, The M/A/R/C Group held its annual shareholders' meeting for the fiscal year ended December 31, 1995. The shareholders voted on the following proposal:

      A. To elect one director, Elmer L. Taylor, Jr., to hold office for a three-year term expiring at the 1999 shareholders' meeting or until his successor is elected and has qualified. Of the 2,487,109 votes represented by proxy, 2,461,772 voted for Mr. Taylor.

            Incumbent directors serving for a three-year term expiring at the 1997 shareholders' meeting are Thomas J. Tierney and Sharon M. Munger. Incumbent directors serving for a three-year term expiring at the 1998 shareholders' meeting are Cecil B. Phillips, Rolan G. Tucker, and Jack D. Wolf.

      B.    No other matters were voted on at the meeting.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  The M/A/R/C Group
                                        ----------------------------------------
                                                     (Registrant)



Date:      May 15, 1996                           /s/ Sharon M. Munger
       -----------------------          ----------------------------------------
                                                      Sharon M. Munger
                                                      (President and
                                                  Chief Executive Officer)



Date:      May 15, 1996                           /s/ Harold R. Curtis
       -----------------------          ----------------------------------------
                                                      Harold R. Curtis
                                                 (Chief Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
