Form 10-Q/A
period 1996-03-31
MARC GROUP
filed 1996-05-16
CIK 356287

                                 FORM 10-Q-A


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


       From December 31, 1995, to March 31, 1996, cash and short-term investments decreased $883,000. During the three-month period, $83,000 in cash was used to repurchase common stock of the Company. The March 31, 1996, cash and short-term investments position of $965,000 and the temporary investment position of $10,246,000, the working capital position of $13,601,000, and the existing and unused lines of bank credit totaling $3,000,000 are adequate to support the Company's cash requirements for operating and capital expenditures.


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




Date:      May 16, 1996                           /s/ Sharon M. Munger
       -----------------------          ----------------------------------------
                                                      Sharon M. Munger
                                                      (President and
                                                  Chief Executive Officer)





Date:      May 16, 1996                           /s/ Harold R. Curtis
       -----------------------          ----------------------------------------
                                                      Harold R. Curtis
                                                 (Chief Financial Officer)