Form 10-Q
period 1996-06-30
MARC GROUP
filed 1996-08-02
CIK 356287

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the period from _________________________ to __________________________

Commission file number 0-13217

                                 M/A/R/C INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Texas                                           75-1781525
- ------------------------------                    ------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


7850 North Belt Line Road, Irving, Texas                   75063
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

Yes      No
   -----   -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,160,978 shares as of June 30, 1996.

                               THE M/A/R/C GROUP

                                     INDEX

                                  (UNAUDITED)


    PART I.  FINANCIAL INFORMATION

             Item 1.      Financial Statements

                                                                                                     Page No.
                          Consolidated Balance Sheets
                            June 30, 1996, and December 31, 1995  . . . . . . . . . . . . . . . . . .   1

                          Consolidated Statements of Income
                            Three Months Ended June 30, 1996, and 1995  . . . . . . . . . . . . . . .   2

                          Consolidated Statements of Income
                            Six Months Ended June 30, 1996, and 1995  . . . . . . . . . . . . . . . .   3

                          Consolidated Statement of Changes in Stockholders' Equity
                            Six Months Ended June 30, 1996  . . . . . . . . . . . . . . . . . . . . .   4

                          Consolidated Statements of Cash Flows
                            Six Months Ended June 30, 1996, and 1995  . . . . . . . . . . . . . . . .   5

                          Consolidated Notes to Financial Statements  . . . . . . . . . . . . . . . .   6


             Item 2.      Management's Discussion and Analysis of Financial
                            Condition and Results of Operations . . . . . . . . . . . . . . . . . .  7-11


    PART II.  OTHER INFORMATION

             Item 4.      Submission of Matters to a Vote of Security Holders

                         PART I.  FINANCIAL INFORMATION
                               THE M/A/R/C GROUP
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                   June 30, 1996            Dec. 31, 1995
                                                                                   -------------            -------------
                                                                                           (Dollars in Thousands)
ASSETS
- ------
Current Assets:
      Cash and short-term investments                                                   $ 2,337                 $1,848
      Trade accounts receivable, net                                                     13,065                 13,292
      Expenditures billable to clients, net                                               6,322                  3,204
      Notes receivable                                                                       12                    284
      Prepaid expenses and other current assets                                           2,016                  2,565
                                                                                        -------                -------
        Total Current Assets                                                             23,752                 21,193
                                                                                        -------                -------

Notes receivable, less current portion                                                      299                     82
Property and equipment, less accumulated depreciation of
      $14,191,000 and $14,055,000, respectively                                          27,825                  7,377
Investments at cost                                                                      10,185                 10,049
Intangibles, less accumulated amortization of $2,914,000
      and $2,788,000, respectively                                                          554                    680
Prepaid pension costs and other assets                                                    5,025                  4,823
                                                                                        -------                -------
TOTAL ASSETS                                                                            $67,640                $44,204
                                                                                        =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
      Current portion, long-term debt                                                   $ 1,644                $     0
      Trade accounts payable                                                              2,011                  2,530
      Advance payments from clients                                                       3,465                  2,145
      Other accrued liabilities                                                           1,554                  1,456
                                                                                        -------                -------
        Total Current Liabilities                                                         8,674                  6,131

Long-term debt, less current portion                                                     19,132                      5
Deferred taxes payable and other liabilities                                              5,407                  5,627
                                                                                       --------                -------
    Total Liabilities                                                                    33,213                 11,763
                                                                                       --------                -------

Stockholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized,
  4,053,968 and 3,783,541 issued, respectively                                            4,054                  3,784
Capital in excess of par value                                                            9,364                  6,855
Retained earnings                                                                        36,159                 34,758
Less treasury stock at cost, 892,990 and 877,059 shares, respectively                    (8,035)                (7,760

Unearned compensation                                                                    (3,441)                (1,440

Pension liability                                                                        (1,822)                (1,822

Unearned ESOP shares                                                                     (1,852)                (1,934)
                                                                                        -------                -------
    Total Stockholders' Equity                                                           34,427                 32,441
                                                                                        -------                 ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $67,640                $44,204
                                                                                        =======                =======

The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1996, AND 1995
                                  (UNAUDITED)

                                                                                1996                   1995
                                                                                ----                   ----
                                                                                  (Dollars in Thousands,
                                                                                   Except Per Share Data)
Revenues                                                                       $22,240                $18,020

Costs and expenses                                                              19,910                 17,023
                                                                               -------                -------

     Operating income                                                            2,330                    997

Net interest and other income                                                     (311)                   255
                                                                               -------                -------

     Income before taxes                                                         2,019                  1,252

Federal and state income tax provision                                             727                    463
                                                                               -------                -------

  NET INCOME                                                                   $ 1,292                $   789
                                                                               =======                =======

Net income per share                                                           $   .41                $   .28
                                                                               =======                =======


Weighted average common shares outstanding                                   3,169,775              2,841,436
                                                                             =========              =========





The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1996, AND 1995
                                  (UNAUDITED)

                                                                                1996                  1995
                                                                                ----                  ----
                                                                                  (Dollars in Thousands,
                                                                                  Except Per Share Data)
Revenues                                                                       $41,531                $34,530

Costs and expenses                                                              38,224                 32,805
                                                                                ------                 ------

     Operating income                                                            3,307                  1,725

Net interest and other income                                                     (142)                   451
                                                                                  ----                 ------

     Income before taxes                                                         3,165                  2,176

Federal and state income tax provision                                           1,139                    805
                                                                                 -----                    ---

  NET INCOME                                                                   $ 2,026                $ 1,371
                                                                               =======                =======

Net income per share                                                           $   .65                $   .49
                                                                               =======                =======


Weighted average common shares outstanding                                   3,089,583              2,802,812
                                                                             =========              =========





The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)


                                        Common     Capital in                                            Unearned  Cost of
                                      Stock, $1    Excess of     Retained      Pension        Unearned     ESOP   Treasury
                                      Par Value    Par Value     Earnings     Liability     Compensation  Shares    Stock
                                      ---------    ---------     --------     ---------     ------------  ------    -----
                                                                      (Dollars in Thousands)
Balance at December 31, 1995             $3,784      $6,855       $34,758     ($1,822)     ($1,440)     ($1,934)   ($7,760)

  Exercise options/warrants                 254       1,438

  Purchase treasury stock                                                                                             (275)

  Issued restricted stock                   210       2,940                                 (3,150)

  Retire restricted stock                  (194)     (1,869)                                 1,149

  Release of ESOP shares                                                                                     82

  Dividends paid                                                     (625)

  Net income                                                        2,026
                                         ------      ------       -------     -------      -------     --------    -------

Balance at June 30, 1996                 $4,054      $9,364       $36,159     ($1,822)     ($3,441)     ($1,852)   ($8,035)
                                         ======      ======       =======     =======      =======     ========    =======

                               THE M/A/R/C GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996, AND 1995
                                  (UNAUDITED)

                                                                                1996                   1995
                                                                                ----                   ----
                                                                                   (Dollars in Thousands)
Net cash flow from operating activities:

     Net income                                                                 $2,026                $ 1,371
     Noncash items:
     Depreciation and amortization                                               1,320                  1,269
     Net (increase) in receivables and
       expenditures billable to clients                                         (2,891)                (3,598)

     Net (increase) decrease in prepaid expenses and other assets                 (124)                (1,004)

     Increase (decrease) in trade accounts payable                                (519)                (2,019)

     Increase (decrease) in accrued liabilities and other liabilities              101                    629
                                                                               -------                -------
     Net cash provided (used) by operating activities                              161                 (3,352)
                                                                               -------                 ------

Cash flows from investing activities:

     Acquisition of property and equipment                                     (21,710)                (1,351)

     Disposition of property and equipment                                          68                      2
     Net (additions to) reductions in notes receivable                              56                     12
     Net (increase in) reduction of investments                                   (137)                   150
                                                                              --------               --------

     Net cash used by investing activities                                     (21,723)                (1,187)
                                                                              --------               --------
Cash flows from financing activities:
     Net (decrease) increase in customer advances                               (1,320)                  (106)

     Proceeds (repayment) of long-term debt                                     20,771                  2,551
     Issuance of common stock                                                      635                  1,533
     Cash dividends paid                                                          (625)                  (286

     Loan to ESOP                                                                   82                     81
     Issue/(purchase of) treasury stock                                           (132)                  (148)
                                                                              --------                -------
     Net cash provided (used) by financing activities                           22,051                  3,625
                                                                               -------                -------
     Net increase (decrease) in cash                                              (489)                  (914)

     Cash and short-term investments at December 31                              1,848                  3,337
                                                                               -------                -------
     Cash and short-term investments at June 30                                $ 2,337                $ 2,423
                                                                               =======                =======


     The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 1996, the consolidated results of its operations for the six months ended June 30, 1996, and June 30, 1995, and its consolidated cash flows for the six months ended June 30, 1996, and June 30, 1995.

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

       The following Management's Discussion is presented comparing the six months ended June 30, 1996, with the six months ended June 30, 1995, and the three months ended June 30, 1996, with the three months ended June 30, 1995. COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996, WITH SIX MONTHS ENDED JUNE 30, 1995

       Revenues increased to $41,531,000 for the six-month period ended June 30, 1996, compared with revenues of $34,530,000 for the six-month period ended June 30, 1995. Production and administrative expenses were 92.0% of revenues, compared with 95.0% for the prior year.

       The Company attributed the stronger financial performance primarily to increased revenues in its Targetbase business unit where revenues increased 55% with a commensurate increase in profitability. The Company's Custom Research business recorded a 5% increase in revenues and a substantial improvement in profitability. Revenues derived from the Company's ten largest clients this year were 67.0% higher in

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

the first six months of 1996 as compared with the same period last year. In the 1996 first six months, M/A/R/C had a total of 49 accounts with annualized revenues in excess of $50,000 that had no revenues in the year-ago period.

       Operating income increased to $3,307,000 from $1,725,000 last year for the comparable six months. Though the Company's cost management work during the latter part of 1995 and the first quarter of 1996 contributed to the improvement; the large majority of the increase can be attributed to improved sales volume.

       Net interest and other income decreased $593,000 to ($142,000) for the comparable six-month period and includes $410,000 of interest expense associated with the Company's corporate headquarters during the second quarter. Previously a comparable number was reported as a part of the Company's lease expense.

       Net income for the six-month period ended June 30, 1996, increased $655,000 to $2,026,000 ($.65 a share) from $1,371,000 ($.49 a share) for the comparable six-month period ended June 30, 1995.

       The weighted average number of shares outstanding increased to 3,089,583 from 2,802,812 last year. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 244,414 shares held in the Employee Shareholders

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Ownership Plan that have not been released to participants. The Company repurchased 16,003 shares of its stock during the six-month period ended June 30, 1996.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996, WITH THREE MONTHS ENDED JUNE 30, 1995

       Revenues increased to $22,240,000 for the three-month period ended June 30, 1996, compared with revenues of $18,020,000 for the three-month period ended June 30, 1995. Production and administrative expenses were 89.5% of revenues, compared with 94.5% for the prior year.

       The Company's Targetbase business reflected a 58% increase in revenues for the quarter with a commensurate increase in profits. The Custom Research business recorded an 8% increase in sales for the quarter with a strong increase in profitability reflecting improved utilization of available resources and benefits of some cost reductions effected during the later part of 1995 and the first quarter of 1996.

       Operating income increased to $2,330,000 from $997,000 last year for the comparable quarter.

       Net interest and other income decreased $566,000 to ($311,000) for the comparable three-month period primarily reflecting $410,000 in interest expense associated with the Company's corporate headquarters. Previously, a comparable figure was reported as part of the Company's lease expense.

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

       Net income for the three-month period ended June 30, 1996, increased $503,000 to $1,292,000 ($.41 a share) from $789,000 ($.28 a share) for the comparable three-month period ended June 30, 1995.

       The weighted average number of shares outstanding increased to 3,169,775 from 2,841,436 last year. The Company repurchased 10,906 shares of its stock during the three-month period ended June 30, 1996.

CAPITAL RESOURCES AND LIQUIDITY

       The Company purchased its headquarters facility at the end of the first quarter for approximately $20,000,000, financed with a combination of a mortgage and bank debt. The purchase will have the effect of reducing occupancy costs by an estimated $100,000 on an annualized basis.

       From December 31, 1995, to June 30, 1996, cash and short-term investments increased $489,000. During the six- month period, $132,000 in cash was used to repurchase common stock of the Company. The June 30, 1996, cash and short- term investments position of $2,337,000 and the temporary investment position of $10,185,000, the working capital position of $15,078,000, and the existing and unused lines of bank credit totaling $3,000,000 are adequate to support the Company's cash requirements for operating and capital expenditures.

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


                                                  The M/A/R/C Group
                                          -------------------------------------
                                                      (Registrant)



Date:      August 1, 1994                         /s/ Sharon M. Munger
       ------------------------------     -------------------------------------
                                                      Sharon M. Munger
                                                       (President and
                                                   Chief Executive Officer)



Date:      August 1, 1994                         /s/ Harold R. Curtis
       ------------------------------     -------------------------------------
                                                      Harold R. Curtis
                                                  (Chief Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------

   27              Financial Data Schedule