Form 10-Q
period 1996-09-30
MARC GROUP
filed 1996-11-04
CIK 356287

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
(Mark One)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996
                                     OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the period from                            to
                    --------------------------     -----------------------------

Commission file number 0-13217


                                M/A/R/C INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                   Texas                                  75-1781525
-------------------------------------         ----------------------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)



7850 North Belt Line Road, Irving, Texas                                   75063
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

Yes     X      No
     -------      -------
              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDING DURING THE PRECEDING FIVE YEARS


    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes             No
    -------        -------
                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,274,323 shares as of September 30, 1996.

                               THE M/A/R/C GROUP

                                     INDEX

                                  (UNAUDITED)

                                                                        Page No.
                                                                        --------
    PART I.  FINANCIAL INFORMATION

       Item 1.      Financial Statements

                    Consolidated Balance Sheets September 30, 1996, and
                      December 31, 1995 . . . . . . . . . . . . . . . .      1

                    Consolidated Statements of Income Three Months Ended
                      September 30, 1996, and 1995 . . . . . . . . . . .     2

                    Consolidated Statements of Income Nine Months Ended
                      September 30, 1996, and 1995  . . . . . . . . . . .    3

                    Consolidated Statement of Changes in Stockholders'
                      Equity Nine Months Ended September 30, 1996  . . .     4

                    Consolidated Statements of Cash Flows Nine Months
                      Ended September 30, 1996, and 1995  . . . . . . . .    5

                    Consolidated Notes to Financial Statements  . . . . .    6


       Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations . . . . . . . .   7-11

                         PART I.  FINANCIAL INFORMATION
                               THE M/A/R/C GROUP
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             Sept. 30, 1996           Dec. 31, 1995
                                                                             --------------           -------------
                                                                                      (Dollars in Thousands)
ASSETS
------
Current Assets:
   Cash and short-term investments                                               $ 3,181                $ 1,848
   Trade accounts receivable, net                                                 11,619                 13,292
   Expenditures billable to clients, net                                           7,064                  3,204
   Notes receivable                                                                   12                    284
   Prepaid expenses and other current assets                                       2,157                  2,565
                                                                                 -------                -------
      Total Current Assets                                                        24,033                 21,193
                                                                                 -------                -------

Notes receivable, less current portion                                               296                     82
Property and equipment, less accumulated depreciation of
   $14,747,000 and $14,055,000, respectively                                      28,050                  7,377
Investments at cost                                                               10,087                 10,049
Intangibles, less accumulated amortization of $2,958,000
      and $2,788,000, respectively                                                   492                    680
Prepaid pension costs and other assets                                             5,064                  4,823
                                                                                 -------                -------
TOTAL ASSETS                                                                     $68,022                $44,204
                                                                                 =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Current portion, long-term debt                                               $ 1,644                $     0
   Trade accounts payable                                                            983                  2,530
   Advance payments from clients                                                   3,161                  2,145
   Other accrued liabilities                                                       2,170                  1,456
                                                                                 -------                -------
      Total Current Liabilities                                                    7,958                  6,131

Long-term debt, less current portion                                              18,421                      5
Deferred taxes payable and other liabilities                                       5,436                  5,627
                                                                                --------                -------
    Total Liabilities                                                             31,815                 11,763
                                                                                --------                -------

Stockholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized,
  4,174,565 and 3,783,541 issued, respectively                                     4,175                  3,784
Capital in excess of par value                                                    10,045                  6,855
Retained earnings                                                                 37,056                 34,758
Less treasury stock at cost, 900,242 and 877,059 shares, respectively             (8,174)                (7,760)

Unearned compensation                                                             (3,261)                (1,440)

Pension liability                                                                 (1,822)                (1,822)

Unearned ESOP shares                                                              (1,812)                (1,934)
                                                                                 -------                -------
    Total Stockholders' Equity                                                    36,207                 32,441
                                                                                 -------                 ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $68,022                $44,204
                                                                                 =======                =======
The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995
                                  (UNAUDITED)

                                                                                    1996                1995
                                                                                    ----                ----
                                                                                    (Dollars in Thousands,
                                                                                    Except Per Share Data)

Revenues                                                                      $   22,184             $   18,730

Costs and expenses                                                                19,961                 17,673
                                                                              ----------             ----------

   Operating income                                                                2,223                  1,057

Interest and other income net                                                       (326)                   291
                                                                              ----------             ----------

   Income before taxes                                                             1,897                  1,348

Federal and state income tax provision                                               683                    499
                                                                              ----------             ----------

  NET INCOME                                                                  $    1,214             $      849
                                                                              ==========             ==========

Net income per share                                                          $      .41             $      .30
                                                                              ==========             ==========


Weighted average common shares outstanding                                    $3,137,000             $2,882,000
                                                                              ==========             ==========





The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995
                                  (UNAUDITED)

                                                                  1996             1995
                                                                  ----             ----
                                                                   (Dollars in Thousands,
                                                                   Except Per Share Data)
Revenues                                                     $   63,715             $   53,260

Costs and expenses                                               58,185                 50,477
                                                             ----------             ----------

   Operating income                                               5,530                  2,783

Interest and other income net                                      (468)                   742
                                                             ----------             ----------

   Income before taxes                                            5,062                  3,525

Federal and state income tax provision                            1,822                  1,304
                                                             ----------             ----------

  NET INCOME                                                 $    3,240             $    2,221
                                                             ==========             ==========

Net income per share                                         $     1.06             $      .79
                                                             ==========             ==========


Weighted average common shares outstanding                   $3,055,000             $2,825,000
                                                             ==========             ==========





The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)


                                     Common     Capital in                                             Unearned  Cost of
                                   Stock, $1    Excess of     Retained       Pension       Unearned      ESOP    Treasury
                                   Par Value    Par Value     Earnings      Liability    Compensation   Shares    Stock
                                   ---------    ----------    --------      ---------    ------------  --------  --------
                                                                    (Dollars in Thousands)
Balance at December 31, 1995       $   3,784    $   6,855     $ 34,758       ($1,822)     ($1,440)     ($1,934)   ($7,760)


  Exercise options/warrants              375        1,973

  Purchase treasury stock                                                                                            (414)

  Issued restricted stock                210        2,940                                  (3,150)


  Retire restricted stock               (194)      (1,869)                                  1,172


  Amortization of
     compensation expense                                                                     157

  Release of ESOP shares                              146                                                  122

  Dividends paid                                                  (942)


  Net income                                                     3,240
                                   ---------    ---------     --------      --------     --------      -------   --------

Balance at September 30, 1996      $   4,175    $  10,045     $ 37,056       ($1,822)     ($3,261)     ($1,812)   ($8,174)
                                   =========    =========     ========      ========     ========      =======   ========

                               THE M/A/R/C GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995
                                  (UNAUDITED)

                                                                                    1996                   1995
                                                                                    ----                   ----
                                                                                      (Dollars in Thousands)
Net cash flow from operating activities:
   Net income                                                                    $ 3,240               $  2,221
   Noncash items:
     Depreciation and amortization                                                 2,014                  1,882
   Net (increase) in receivables and
     expenditures billable to clients                                             (2,187)                (4,657)

   Net (increase) decrease in prepaid expenses and other assets                      (57)                  (661)

   Increase (decrease) in trade accounts payable                                  (1,547)                (2,133)

   Increase (decrease) in accrued liabilities and other liabilities                  747                    791
                                                                                 -------               --------
   Net cash provided (used) by operating activities                                2,210                 (2,557)
                                                                                 -------               ---------

Cash flows from investing activities:

   Acquisition of property and equipment                                         (22,612)                (1,908)

   Disposition of property and equipment                                             112                      3
   Net (additions to) reductions in notes receivable                                  59                     14
   Net (increase in) reduction of investments                                        (38)                   120
                                                                                 -------               --------

   Net cash used by investing activities                                         (22,479)                (1,771)
                                                                                 -------               --------

Cash flows from financing activities:
   Net (decrease) increase in customer advances                                    1,016)                  (630)

   Proceeds (repayment) of long-term debt                                         20,061                  2,213
   Issuance of common stock                                                        3,581                  1,637
   Cash dividends paid                                                              (942)                  (574)

   Loan to ESOP                                                                      122                    122
   Unearned compensation                                                          (1,821)                     0

   Issue/(purchase of) treasury stock                                               (415)                  (152)
                                                                                 -------               --------
   Net cash provided (used) by financing activities                               21,602                  2,616
Net increase (decrease) in cash                                                    1,333)                (1,712)

Cash and short-term investments at December 31                                     1,848                  3,337
                                                                                 -------               --------
Cash and short-term investments at September 30                                  $ 3,181                $ 1,625
                                                                                 =======                =======


   The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 1996, the consolidated results of its operations for the nine months ended September 30, 1996, and September 30, 1995, and its consolidated cash flows for the nine months ended September 30, 1996, and September 30, 1995.

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

       The following Management's Discussion is presented comparing the nine months ended September 30, 1996, with the nine months ended September 30, 1995, and the three months ended September 30, 1996, with the three months ended September 30, 1995.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996, WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

       Revenues increased to $63,715,000 for the nine-month period ended September 30, 1996, compared with revenues of $53,260,000 for the nine-month period ended September 30, 1995. Production and administrative expenses were 91.3% of revenues, compared with 94.8% for the prior year.

       The Company attributed the stronger financial performance primarily to increased revenues in its Targetbase business unit where revenues increased 50% with a commensurate increase in profitability. The Company's Custom Research business recorded a 5.8% increase in revenues and continued improvement in profitability

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

reflecting improved utilization of available resources and the benefits of some cost reductions effected during the later part of 1995 and the first quarter of 1996. Revenues derived from the Company's ten largest clients this year were 48% higher in the first nine months of 1996 as compared with the same period last year. In the first nine months of 1996, M/A/R/C had a total of 40 accounts with annualized revenues in excess of $50,000 that had no revenues in the year-ago period.

       Operating income increased to $5,530,000 from $2,783,000 last year for the comparable nine months. Continued emphasis on the Company's cost management program contributed to the improvement; the majority however can be attributed to improved revenues.

       Net interest and other income decreased $1,210,000 to ($468,000) for the comparable nine-month period and includes $852,000 of interest expense associated with the Company's corporate headquarters during the second and third quarters. Previously a comparable number was reported as a part of the Company's lease expense.

       Net income for the nine-month period ended September 30, 1996, increased $1,019,000 to $3,240,000 ($1.06 a share) from $2,221,000 ($.79 a share) for the comparable nine-month period ended September 30, 1995.

       The weighted average number of shares outstanding increased to 3,054,659 from 2,825,675 last year. In accordance with Statement of Position 93-6, "Employers'

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 229,138 shares held in the Employee Shareholders Ownership Plan that have not been released to participants. The Company repurchased 23,266 shares of its stock during the nine-month period ended September 30, 1996.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996, WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

       Revenues increased to $22,184,000 for the three-month period ended September 30, 1996, compared with revenues of $18,730,000 for the three-month period ended September 30, 1995. Production and administrative expenses were 90% of revenues, compared with 94.4% for the prior year.

       The Company's Targetbase business reflected a 41% increase in revenues for the quarter with a commensurate increase in profits. The Custom Research business recorded an 8% increase in sales for the quarter with continued increase in profitability.

       Operating income increased to $2,223,000 from $1,057,000 last year for the comparable quarter.

       Net interest and other income decreased $617,000 to ($326,000) for the comparable three-month period primarily reflecting $442,000 in interest expense associated with the

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


Company's corporate headquarters. Previously, a comparable figure was reported as part of the Company's lease expense.

       Net income for the three-month period ended September 30, 1996, increased $365,000 to $1,214,000 ($.41 a share) from $849,000 ($.30 a share)
for the comparable three-month period ended September 30, 1995.

       The weighted average number of shares outstanding increased to 3,136,824 from 2,882,536 last year. The Company repurchased 7,263 shares of its stock during the three-month period ended September 30, 1996.

CAPITAL RESOURCES AND LIQUIDITY

       From December 31, 1995, to September 30, 1996, cash and short-term investments increased $1,333,000. During the nine-month period, $414,000 in cash was used to repurchase common stock of the Company. The September 30, 1996, cash and short-term investments position of $3,181,000, the temporary investment position of $10,087,000, the working capital position of $16,075,000, and the existing and unused lines of bank credit totaling $3,000,000 are adequate to support the Company's cash requirements for operating and capital expenditures.

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


                                                The M/A/R/C Group
                                         --------------------------------------
                                                    (Registrant)



Date:     November 1, 1996                      /s/ Sharon M. Munger
       -----------------------           --------------------------------------
                                                  Sharon M. Munger
                                                   (President and
                                              Chief Executive Officer)



Date:     November 1, 1996                     /s/ Harold R. Curtis
       -----------------------           --------------------------------------
                                                  Harold R. Curtis
                                             (Chief Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
