Form 10-K
period 1996-12-31
MARC GROUP
filed 1997-03-31
CIK 356287

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-K
(Mark One)

     X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -----       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended December 31, 1996
                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -----       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                       For the transition period from to

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

       Registrant's telephone number, including area code: (972) 506-3400

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

<Capton>

                                                          Name of each exchange
Title of each class                                       on which registered
-------------------                                       ---------------------
  Common stock                                                   NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X .    No    .
      ---        ---

As of March 6, 1997, 4,969,536 common shares were outstanding, and the aggregate market value of the common shares held by nonaffiliates (based upon the closing price of these shares on the National Association of Securities Dealers National Market System) was approximately $51,342,789 (includes the market value of shares in ESOT participants' accounts).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

     The Registrant's Annual Report to Shareholders for the year ended December 31, 1996--Parts I, II and IV; the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report--Part III; and the Exhibits listed on page 15. There is a total of 17 pages in this document.

                               TABLE OF CONTENTS

                                  M/A/R/C INC.
                                   FORM 10-K

                                                                                                   Page
                                                                                                   ----
                                                       PART I

Item  1.            Business                                                                         3
Item  2.            Properties                                                                       9
Item  3.            Legal Proceedings                                                                9
Item  4.            Submission of Matters to a
                    Vote of Security Holders                                                         9

                                                       PART II

Item  5.            Market for the Registrant's Common Equity
                    and Related Stockholder Matters                                                 10

Item  6.            Selected Financial Data                                                         10
Item  7.            Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                             11

Item  8.            Financial Statements and Supplementary Data                                     11
Item  9.            Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure                                             11


                                                      PART III

Item 10.            Directors and Executive Officers of the Registrant                              11
Item 11.            Executive Compensation                                                          11
Item 12.            Security Ownership of Certain Beneficial Owners
                    and Management                                                                  11

Item 13.            Certain Relationships and Related Transactions                                  11


                                                       PART IV

Item 14.            Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                                             12


Index to Exhibits                                                                                   15
Signatures                                                                                          17

                                     PART I

ITEM 1.   BUSINESS.

BACKGROUND AND RECENT DEVELOPMENTS

      Marketing And Research Counselors, Inc., the predecessor of M/A/R/C Inc. (the "Registrant"), was organized in 1965 as a majority owned subsidiary of Tracy-Locke Company, Inc. ("Tracy-Locke"), an advertising agency. In connection with the acquisition of Tracy-Locke by BBDO International, Inc. ("BBDO"), the Registrant was organized in 1981 as a wholly owned subsidiary of Tracy-Locke to hold the stock of Marketing And Research Counselors, Inc. and certain of the Tracy-Locke film, audio, and advertising operations not to be acquired by BBDO. All of the stock of the Registrant was distributed to the shareholders of Tracy-Locke in February 1982. Once separated from Tracy-Locke, the Registrant disposed of its operations unrelated to marketing research.

      In January 1985, the Registrant and certain shareholders of the Registrant sold an aggregate of 2,860,923 shares of common stock at a per share price to the public of $3.70. The Registrant received net proceeds of approximately $5,500,000 from its sale of 1,687,500 shares of common stock.

      In January 1991, the Registrant renamed itself The M/A/R/C Group, and placed each of its marketing information businesses into four separate operating companies. Consolidation of operations in 1994 resulted in the Registrant's two current operating divisions: Targetbase Marketing, a full-service database marketing agency, and M/A/R/C Research, a custom marketing research firm. In August 1995, the Registrant organized Digital Marketing Services, Inc. ("DMS") with America Online Incorporated and now owns 30% of DMS and accounts for its ownership under the equity method of accounting. These designated primary businesses are considered one segment for accounting purposes.

      Information concerning the Registrant's revenues, operating profit, and assets is included in the financial statements incorporated by reference into
Item 8 of this report.

      Since the Registrant's initial public offering in January 1985, three stock splits have been paid in the form of stock dividends. In December 1985, a three-for-two split; in February 1992, a six-for-five split; and in February 1997, a three-for-two split. All references to shares and per share data in this report have been adjusted to reflect all such stock splits.

      The Registrant's principal executive offices and corporate headquarters are located at 7850 North Belt Line Road, Irving, Texas 75063, and its telephone number is (972) 506-3400.

GENERAL

         Through its two operating companies, M/A/R/C Research and Targetbase Marketing, the Registrant provides marketing services to large consumer and business product and service companies. The Registrant has designed and developed proprietary, computer-based systems for providing an integrated offering of marketing intelligence services. The marketing research services include forecasting the business impact of marketing strategies through market segmentation, market testing, market forecasting and market tracking. The Registrant also provides a full complement of database marketing services that include marketing consulting, database construction and management, creative design and production, and strategic analysis.

ORGANIZATION

         The Registrant provides marketing services to more than 200 clients who market consumer, business, or industrial products or services.

M/A/R/C RESEARCH

         The majority of the Registrant's custom marketing research activities are conducted through its M/A/R/C Research operating company.

         The purpose of the custom marketing research performed by the Registrant is to evaluate and forecast the business impact of clients' marketing strategies and execution. Data is gathered, processed, and analyzed about clients' products or services and the population to which they are marketed. Clients use the data collected by the Registrant and the resulting analyses to assist in determining, among other things, the most valuable customer segments to pursue, what types of products or services to introduce or discontinue, and what types of marketing and advertising strategies to use to attract and retain customers.

         The Registrant generally contracts separately with clients for each research project. The typical project has a duration of several months except for market tracking projects which generally run for a year with an option for annual renewal. The process for initiating a project includes consultation with the client to define the scope of information required, preparation of a study plan outlining the specifications for data collection and analysis, and negotiation of a price estimate. Upon approval, the Registrant designs the questionnaire, designates the sampling requirements, and initiates the data collection. After interviewing is completed, data are validated and processed, analysis is conducted, and results accompanied by recommendations are presented to the client.

         M/A/R/C Research gathers data from target consumers and businesses through the telephone, face-to-face, the mail, and online networks. The data is gathered through telephone interviewers utilizing telephone service centers located in Denton, Texas, and Killeen, Texas. M/A/R/C Research has approximately 250 CRT-equipped interviewing positions. The Registrant also uses marketing research field supervisors in local markets to conduct face-to-face or telephone interviews through their interviewers. Data are further collected by mailed questionnaires and through interactive online services by way of a joint venture with America Online as well as an exclusive agreement with Peapod Interactive. M/A/R/C Research's data collection capabilities, when combined with the function of its ACRS software to fully integrate all aspects of the marketing research process, significantly reduce the time required to complete most projects.

         Building upon the scope of advanced data collection technology and resources, M/A/R/C Research is staffed by professionals with training and experience in advanced marketing research methods and analysis as well as business application of marketing intelligence. The staff consults with clients on business problem definition, solution design, and marketing strategy implementation.

         The principle services provided by M/A/R/C Research are designed to address strategic marketing intelligence needs and can be segmented into four categories: market segmentation, market testing, market forecasting, and market tracking:

         Market segmentation studies identify distinct groups of consumers or businesses according to their similarity on relevant dimensions such as their need for products and/or the benefits they are seeking or their purchase volume and brand loyalty. These results can be used to identify unmet needs and corresponding new product opportunities as well as to determine how consumers perceive particular brands versus competition and how to develop strategies to enhance a product's position. Additionally, these results can be used to target advertising and marketing activities to the most desirable and valuable groups of consumers.

         Market testing studies may be conducted to evaluate any element of the marketing mix. The predominant types of market testing conducted are concept tests which determine consumer acceptance of a new product, service or advertising concept, and product tests which determine the strengths and weaknesses of a particular product among consumers.

         Market forecasting studies size the potential business impact of sales and return on investment of different marketing strategies. M/A/R/C Research has developed a family of proprietary research and modeling services styled "Assessor Market Modeling System" that provides guidance to clients across all phases of the marketing process through its market modeling technology. It is used worldwide to forecast sales potential for new as well as repositioned products and services. Additionally, the results can be used to size target market opportunities and to optimize spending across different advertising media and promotion tactics.

         Market tracking consists of conducting a continuing study or series of similar studies over a period of time to determine changes or trends in customer acceptance or reaction to products, services, advertising campaigns, etc. The Customer Satisfaction tracking programs offered by M/A/R/C Research are used to identify the drivers of satisfaction with a product or service and to track changes in satisfaction over time. The results of these programs are used to identify improvement opportunities in manufacturing and marketing processes and are linked to predictions of how these improvements will impact sales and return on investment.

TARGETBASE MARKETING

         The Registrant's Targetbase Marketing operating company is a full-service database marketing agency offering the full complement of analytic, technology, and creative services needed to target marketing activities directly to clients' high potential customers and prospects. The purpose of the database marketing performed by the Registrant is to improve the return on marketing investments by targeting customers and prospects that represent the most value to a product or service. Data is gathered, processed, and analyzed to create a strategic business analysis that identifies the most valuable target groups and appropriate direct marketing strategies for reaching these target groups. Targetbase creates and maintains marketing databases of both existing customers and high potential prospects of client products and services and executes marketing and promotional programs directed at these databases. The implementation of these closed-loop marketing programs can incorporate a variety of response-oriented techniques, such as contests, coupons, and frequency incentives as well as a variety of media, including mail, telephone, direct TV, and online interactive.

         Targetbase generally works on an exclusive basis with a client in a product category. Once a client has selected Targetbase as its database marketing agency, a scope of work is defined and a team of professional staff with the skills required to accomplish the scope of work is assigned to the client. Compensation formats generally include a retainer fee for the dedicated team and/or management of a marketing database and variable fees for project-specific costs.

         The customer data housed in the marketing databases for clients represent the foundation of the marketing intelligence used to build effective direct marketing strategies and programs for clients. The Registrant has developed proprietary software for managing and accessing marketing databases to support the integration of its full complement of database marketing services. Targetbase's proprietary ARM system is scalable to the size of the database, allows for customization to individual clients, and provides functional access to both internal staff groups as well as to clients for planning and implementing programs.

         Targetbase provides services in all three of the necessary segments of strategic business analysis, technology, and creative production:

         Strategic business analysis is performed to identify the high potential customer and prospect target groups for client products and services and to develop direct marketing strategies that will yield a high return on related marketing investments. Services include market segmentation, media mix analysis, ROI analysis of strategic options and program concepts, and loyalty analysis. The results of these analyses are used to screen and select additions to the database audience, develop communication strategies to the audience, and select the appropriate media through which to reach the audience. These techniques are also used to evaluate ROI on the investments that are made by the client.

         Technology services are used to enable the database marketing strategy. Targetbase's advanced technology assists in the targeting process by providing a means to efficiently segment the marketplace and tailor various marketing strategies to multiple target groups. Services include technology consulting for design and integration with client systems as well as ongoing database management and development of tailored decision support tools.

         Creative services translate the marketing strategy into advertising messages and promotional programs that attract and retain business for client products and services. Full creative capabilities have been developed with expertise in a variety of industries and a variety of media including print, direct TV, and online interactive. Response-oriented programs are designed to yield valuable customer feedback which is incorporated into the database to expand client information about its customers and to refine the targeting and creative process for future programs.

PROPRIETARY SOFTWARE

      The Registrant has developed data processing and data communications capabilities, with a large staff of systems analysts and programmers trained to design software for marketing research, telemarketing, and database marketing. The proprietary software developed by the Registrant includes the Automated Custom Research System ("ACRS") and the Acquisition Retention and Maximization System ("ARM"). ACRS is an effective marketing research software system because it integrates all facets of the marketing research process into one on-line system and is capable of handling complex studies. ARM is the software used for managing and accessing marketing databases. ARM is an advanced tool for database marketing because it incorporates production and analytical processes along with scalability and customization. The Registrant's systems analysts and programmers continually enhance the systems.

CLIENTS

     The Registrant directs its marketing efforts toward companies having relatively sophisticated and comprehensive research and marketing needs; these companies tend to be global suppliers of consumer goods and business services.

     During the year ended December 31, 1996, RJR Nabisco, a tobacco, food, and beverage products company, accounted for approximately 11.5% of the Registrant's revenues. Accordingly, the loss of such a customer could have a materially adverse effect on the Registrant. During the year ended December 31, 1996, no other client accounted for as much as 10% of the Registrant's revenues.

     Because the Registrant generally performs its marketing research assignments on a custom basis, it has no long-term contracts to perform custom marketing research.

FEE ARRANGEMENTS

      The Registrant's research assignments generally are obtained by competitive estimating based on a specified fee. Therefore, the ability of the Registrant to realize a profit on a particular research project depends on its ability to accurately estimate in advance the costs involved in the project. Database marketing assignments, however, are usually defined in terms of the scope of work and are longer term in nature. Typically a team of professional staff is assigned to the client and compensation arrangements tend toward retainers for the dedicated staff and variable fees for other work. Revenues are recognized as services are performed and billed to clients.

COMPETITION

      The business in which the Registrant is principally engaged is highly competitive and is characterized by a large number of relatively small organizations and a few concerns of substantial resources. The Registrant frequently competes with small specialty companies having low overhead. While precise information about the industry is not available, the May 20, 1996, issue of Advertising Age rated the Registrant as the fourteenth largest marketing research company in the United States. Additionally, the Registrant's database marketing agency was ranked as the twelfth largest direct response agency in the United States by the Direct Marketing Association in its September 1996 report. The Registrant is also subject to competition from marketing and research departments of various companies, advertising agencies, and business consulting firms. The Registrant believes that the principal methods of competition in the custom marketing research business are the quality of information; consistency; the ability to direct, acquire and report on marketing programs in a short period of time; and price. The Registrant believes that the principal methods of competition in the database marketing business are the quality of database construction and management, creative design and production, strategic analysis, price, and marketing consulting.

EMPLOYEES

      At December 31, 1996, the Registrant employed 507 full-time staff employees and approximately 723 part-time hourly employees for data gathering and processing purposes. The permanent staff is composed primarily of marketing and research consultants and specialists. Turnover at the Registrant is low at the present time; however, the possibility of key personnel leaving always exists.

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

EXECUTIVE OFFICERS

      Set forth below is certain information concerning the executive officers of the Registrant:

       NAME                       AGE                 POSITION WITH THE REGISTRANT
       ----                       ---                 ----------------------------
Cecil B. Phillips                 72             Chairman of the Board since August 1993; Chairman of the Board and Chief Executive Officer from May 1983 to August 1993;
                                                 President of the Registrant from July 1965 to November 1986;
                                                 Chief Operating Officer of the Registrant from February 1982 to
                                                 May 1983; Director since 1981.

Sharon M. Munger                  50             President and Chief Executive Officer since August 1993;
                                                 President and Chief Operating Officer of the Registrant from
                                                 November 1986 to August 1993; President and Chief Operating
                                                 Officer of the Registrant's Marketing
                                                 Services Group from December 1984 to November
                                                 1986; Executive Vice President of Marketing And
                                                 Research Counselors from May 1983 to December
                                                 1984; Senior Vice President of Marketing And
                                                 Research Counselors from January 1981 to May 1983;
                                                 Director since 1983.

Jack D. Wolf                       43            Executive Vice President of the Registrant since November 1990;
                                                 President of Targetbase Marketing since January 1, 1991; Senior
                                                 Vice President of the Registrant from November 1986 to December
                                                 1990; Executive Vice President from October 1984 to November
                                                 1986; Senior Vice President from June 1984 to October 1984; Vice
                                                 President from June 1981 to June 1984.

Corinne F. Maginnis                49            Executive Vice President of the Registrant since November 1990;
                                                 President of the Registrant's Quality Strategies subsidiary from
                                                 January 1991 to November 1994; Senior Vice President of the
                                                 Registrant from November 1986 to December 1990; Executive Vice
                                                 President from January 1985 to November 1986; Senior Vice
                                                 President from July 1984 to January 1985; Vice President from
                                                 January 1983 to July 1984; Research Associates Manager from
                                                 September 1982 to January 1983. Ms. Maginnis is the sister of
                                                 Sharon M. Munger, President and Chief Executive Officer of the
                                                 Registrant.

Scott E. Bailey                   39             Executive Vice President of the Registrant since November 1996;
                                                 President of M/A/R/C Research since November 1996; Senior Vice
                                                 President of M/A/R/C Research from February 1991 to November
                                                 1996;  Vice President of M/A/R/C Research from November 1986 to
                                                 February 1991; Manager of Marketing Science from November 1985 to November 1986; Senior Statistical Analyst from January 1985 to November 1985; Research Analyst from July 1984 to January
                                                 1985.

Harold R. Curtis                   58            Senior Vice President of the Registrant
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


ITEM 2.  PROPERTIES.

      As of December 31, 1996, the Registrant was leasing approximately 55,299 square feet in Atlanta, Georgia; Chicago, Illinois; Greensboro, North Carolina; Newport Beach, California; Killeen, Texas; and Toronto, Canada.
The aggregate lease payments of the Registrant for the year ended December 31, 1996, amounted to $1,747,000.

      The Registrant also owns a 16,000 square foot building in Denton, Texas. The Registrant purchased a warehouse in December 1983 at an approximate cost of $475,000 and completely refurbished and converted it into office space and a telephone interviewing facility at an approximate cost of $1,100,000.

      In May 1984 the Registrant purchased 9.36 acres of undeveloped land in the Las Colinas area of Irving, Texas, for a purchase price of $1,643,000. In April 1985, the Registrant sold approximately 4.3 acres of the land for $816,000 and entered into related agreements with the purchaser of the property to construct and lease to the Registrant a corporate headquarters facility on that portion of the site. The Registrant's facilities were completed in April 1986 and presently serve as the principal offices of the Registrant. The facility has approximately 141,500 net square feet of space. On May 1, 1991, the Registrant renegotiated its lease for 9.25 years (111 months). The Registrant exercised its option to purchase the facility in March 1996 for approximately $20,600,000. The purchase price was financed with new debt in the form of an $11,200,000 mortgage loan from a life insurance company and approximately $9,400,000 in bank debt.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      The Registrant's Common Stock was held by approximately 500 holders of record as of March 6, 1997, as traded in the over-the-counter market under the Nasdaq symbol "MARC."

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



                                                           Bid Quotation
                                                           or Sale Price
                                                           -------------
                                                      High                Low
                                                      ----                ---
     Calendar Year 1995
       First Quarter                                 $ 9.63             $ 7.75
       Second Quarter                                  9.00               8.13
       Third Quarter                                   9.50               8.13
       Fourth Quarter                                  9.63               8.63

     Calendar Year 1996
       First Quarter                                  11.25               8.75
       Second Quarter                                 14.63              10.13
       Third Quarter                                 `13.38              11.88
       Fourth Quarter                                 15.63              12.63

     Calendar Year 1997
     (Through January 1997)                           14.17              13.33


     Beginning with the second quarter of 1995, the Registrant began paying quarterly dividends at an annual rate of $.27 per share. Although the terms of the credit agreement between the Registrant and its principal lending bank impose requirements with respect to the Registrant's working capital, ratio of current assets to current liabilities, tangible net worth and other financial conditions, these requirements do not currently materially limit the Registrant's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

     Selected Financial Data on page 1 of the Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 9 through 10 of the Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     The financial statement information and supplemental data required in response to this Item is incorporated herein by reference to pages 11 through 30 of the Annual Report to Shareholders for the year ended December 31, 1996.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this report:

         (1)  Financial Statements and Supplementary Data.

              The following consolidated financial statements and supplementary data included in Part II of this report are incorporated by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, from the respective page numbers indicated:

                                                                                 Page Reference in
              Item                                                                 Annual Report
              ----                                                                 -------------
              Report of independent accountants                                            30

              Financial statements                                                      11-29

                   Consolidated balance sheets as of December 31, 1996,
                   and December 31, 1995                                                11-12

                   Consolidated statements of income for the years ended
                   December 31, 1996, 1995 and 1994                                        13

                   Consolidated statements of changes in shareholders'
                   equity for the years ended December 31, 1996,
                   1995, and 1994                                                          14

                   Consolidated statements of cash flows for the years
                   ended December 31, 1996, 1995, and 1994                                 15

                   Notes to consolidated financial statements                           16-28

         (2)  Financial Statement Schedules.

         The following supplemental schedules can be found on the indicated pages in this report:



              Item                                                                 Page in This Report
              ----                                                                 -------------------
              Report of independent accountants on
                   financial statement schedule                                            13

              Financial statement schedule for the
              years ended December 31, 1996, 1995, and 1994

                   Schedule II - Valuation and qualifying accounts                         14

              Schedules other than those listed above have been omitted since they either are not required, are not applicable, or the required information is shown in the financial statements or related notes in the Annual Report.

                 REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE


Our report on the consolidated financial statements of M/A/R/C Inc. has been incorporated by reference in this Form 10-K from the 1996 annual report to shareholders of M/A/R/C Inc. on page 30 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






Coopers & Lybrand L.L.P.
Dallas, Texas
February 28, 1997

                                  M/A/R/C INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

Column A                                Column B        Column C(1)        Column D       Column E
                                                           (a)
                                       Balance at       Additions
                                      Beginning of    charged to costs                     Balance at
 Description                            Period         and expenses       Deductions      end of period
 ----------                             ------         ------------       ----------      -------------
                                                     (amounts in thousands)
Year ended December 31, 1996

  Allowance for
   doubtful accounts                      $241              $  0              $ 0              $241
                                          ----              ----              ---              ----


Year ended December 31, 1995

  Allowance for
   doubtful accounts                      $252              $ 10              $21              $241
                                          ----              ----              ---              ----


Year ended December 31, 1994

  Allowance for
   doubtful accounts                      $ 67              $205              $20              $252
                                          ----              ----              ---              ----





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

         10.6      Amendment No. 1 to Registrant's 1983 Stock Option Plan
                  (10.6)*

         10.9      Supplemental Executive Retirement Plan (10.9)***

         10.11     1991 Executive Stock Plan (10.11) ****

         11.1      Statement Re:  Computation of Per Share Earnings

         13.1 Annual Report to Shareholders of the Registrant for year ended December 31, 1996 (portions of which are incorporated herein by reference)

         27.1      Financial Data Schedule
-------------

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

(b)  None

(c)  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Dallas, Texas, on the 27th day of March, 1997.

                                           M/A/R/C INC.


                                           By: /s/ H. R. Curtis
                                               ------------------------------
                                               Harold R. Curtis
                                               Senior Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                                     Capacity                          Date
     ---------                                     --------                          ----

/s/ Cecil B. Phillips                        Chairman of the Board               March 27, 1997
-----------------------------------------    and Director
Cecil B. Phillips

/s/ H. R. Curtis                             Senior Vice President,              March 27, 1997
-----------------------------------------    Principal Financial and
Harold R. Curtis                             Accounting Officer

/s/ Sharon M. Munger                         Principal Executive                 March 27, 1997
------------------------------------------   Officer and Director
Sharon M. Munger


/s/ Jack D. Wolf                             Executive Vice President            March 27, 1997
------------------------------------------   and Director
Jack D. Wolf


/s/ Rolan G. Tucker                          Director                            March 27, 1997
----------------------------------------
Rolan G. Tucker


/s/ Thomas J. Tierney                        Director                            March 27, 1997
---------------------------------------
Thomas J. Tierney


/s/ Elmer L. Taylor, Jr.                     Director                            March 27, 1997
----------------------------------------
Elmer L. Taylor, Jr.

                                 EXHIBIT INDEX

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

         10.6      Amendment No. 1 to Registrant's 1983 Stock Option Plan
                  (10.6)*

         10.9      Supplemental Executive Retirement Plan (10.9)***

         10.11     1991 Executive Stock Plan (10.11) ****

         11.1      Statement Re:  Computation of Per Share Earnings

         13.1 Annual Report to Shareholders of the Registrant for year ended December 31, 1996 (portions of which are incorporated herein by reference)

         27.1      Financial Data Schedule
-------------

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

(c)  None