Form 10-Q
period 1997-03-31
MARC GROUP
filed 1997-05-14
CIK 356287

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                     OR

 [  ]                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the period from                            to
                    -------------------------    -----------------------------

Commission file number 0-13217

                                 M/A/R/C INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Texas                                                 75-1781525
-------------------------------                             --------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

7850 North Belt Line Road, Irving, Texas                             75063
----------------------------------------                    --------------------
(Address of Principal Executive Offices)                           (Zip Code)


                                (972) 506-3400
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

Yes         No
    ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,112,950 shares as of March 31, 1997.

                               THE M/A/R/C GROUP

                                     INDEX

                                  (UNAUDITED)


                                                                                                   Page No.
                                                                                                   --------
    PART I.  FINANCIAL INFORMATION

             Item 1.      Financial Statements

                          Consolidated Balance Sheets
                            March 31, 1997, and December 31, 1996 . . . . . . . . . . . . . . . . . .   1

                          Consolidated Statements of Income
                            Three Months Ended March 31, 1997, and 1996 . . . . . . . . . . . . . . .   2

                          Consolidated Statement of Changes in Stockholders' Equity
                            Three Months Ended March 31, 1997 . . . . . . . . . . . . . . . . . . . .   3

                          Consolidated Statements of Cash Flows
                            Three Months Ended March 31, 1997, and 1996 . . . . . . . . . . . . . . .   4

                          Consolidated Notes to Financial Statements  . . . . . . . . . . . . . . .   5-6


             Item 2.      Management's Discussion and Analysis of Financial
                            Condition and Results of Operations . . . . . . . . . . . . . . . . . .   7-9


    PART II.  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

             Item 4.      Submission of Matters to a Vote of Security Holders

                         PART I.  FINANCIAL INFORMATION
                               THE M/A/R/C GROUP
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                 March 31, 1997         Dec. 31, 1996
                                                                                 --------------         -------------
                                                                                        (Dollars in Thousands)
ASSETS

Current Assets:
       Cash and short-term investments                                              $  5,608               $  9,327
       Trade accounts receivable, net                                                 13,206                 11,308
       Expenditures billable to clients, net                                           7,958                  5,401
       Notes receivable                                                                  185                    232
       Prepaid expenses and other current assets                                       2,670                  2,317
                                                                                    --------               --------
         Total Current Assets                                                         29,627                 28,585
                                                                                    --------               --------

Notes receivable, less current portion                                                    71                     74
Property and equipment, less accumulated depreciation of
       $13,227,000 and $15,051,000, respectively                                      28,294                 28,318
Investments at cost                                                                    7,629                  7,640
Intangibles, less accumulated amortization of $2,980,000
       and $2,865,000, respectively                                                      581                    603
Prepaid pension costs and other assets                                                 6,308                  6,113
                                                                                    --------               --------
TOTAL ASSETS                                                                        $ 72,510               $ 71,333
                                                                                    ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Current portion, long-term debt                                              $  1,634               $  1,634
       Trade accounts payable                                                          1,263                  2,060
       Advance payments from clients                                                   2,898                  3,537
       Other accrued liabilities                                                       2,869                  2,674
                                                                                    --------               --------
         Total Current Liabilities                                                     8,664                  9,905

Long-term debt, less current portion                                                  17,934                 17,961
Deferred taxes payable and other liabilities                                           3,776                  3,905
                                                                                    --------               --------
    Total Liabilities                                                                 30,374                 31,771
                                                                                    --------               --------

Stockholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized,
  6,463,253 and 6,288,326 issued, respectively                                         6,463                  6,288
Capital in excess of par value                                                         9,220                  8,152
Retained earnings                                                                     39,238                 38,275
Less treasury stock at cost, 1,350,303 and 1,350,333 shares, respectively             (8,174)                (8,174)
Unearned compensation                                                                 (2,881)                (3,208)
Unearned ESOP shares                                                                  (1,730)                (1,771)
                                                                                    --------               --------
    Total Stockholders' Equity                                                        42,136                 39,562
                                                                                    --------               --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 72,510               $ 71,333
                                                                                    ========               ========


The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1997, AND 1996
                                  (UNAUDITED)

                                                         1997              1996
                                                      -----------      ----------
                                                          (Dollars in Thousands,
                                                          Except Per Share Data)
Revenues                                              $    22,684      $   19,292
Costs and expenses                                         20,472          18,315
                                                      -----------      ----------
       Operating income                                     2,212             977
Interest and other income (expense) net                      (163)            169
                                                      -----------      ----------
       Income before taxes                                  2,049           1,146
Federal and state income tax provision                        738             412
                                                      -----------      ----------
  NET INCOME                                          $     1,311      $      734
                                                      ===========      ==========
Net income per share                                  $       .27      $      .16
                                                      ===========      ==========
Weighted average common shares outstanding              4,858,600       4,609,200
                                                      ===========      ==========





The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)


                                       Common     Capital in                                Unearned   Cost of
                                      Stock, $1    Excess of    Retained       Unearned       ESOP     Treasury
                                      Par Value    Par Value    Earnings     Compensation    Shares     Stock
                                      ---------    ---------    --------     ------------    ------     -----
                                                         (Dollars in Thousands)
Balance at December 31, 1996           $6,288        $8,152       $38,275       ($3,208)   ($1,771)     ($8,174)

    Exercise options/warrants             209         1,241

    Purchase treasury stock

    Retire restricted stock               (34)         (239)                        274

    Amortization of compensation                                                     53

    Dividends paid                                                   (348)

    Release of ESOP shares                               66                                     41

    Net income                                                      1,311
                                       ------        ------       -------       -------    -------      -------

Balance at March 31, 1997              $6,463        $9,220       $39,238       ($2,881)   ($1,730)     ($8,174)
                                       ======        ======       =======       =======    =======      =======



The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                         1997         1996
                                                                       -------      --------
                                                                      (Dollars in Thousands)
Cash flows from operating activities:
       Net income                                                      $ 1,311      $    734
       Adjustments to reconcile net loss to net cash
         provided by operating activities:
             Depreciation and amortization                                 818           621
             ESOP expense                                                  107             0
             Amortization of unearned compensation                          53             0
             (Gain) loss on sale of property and equipment                   3             7
       Changes in assets and liabilities:
             Net (increase) decrease in receivables and WIP             (4,455)          187
             Net decrease (increase) in prepaids and other                (579)       (1,432)
             (Decrease) increase in trade accounts payable                (797)       (1,104)
             Increase (decrease) in accrueds and other liabilities          66          (359)
                                                                       -------      --------
             Net cash provided by operating activities                  (3,473)       (1,346)
                                                                       -------      --------
Cash flows from investing activities:
       Purchases of property and equipment                                (718)      (21,138)
       Proceeds from sale of property and equipment                          0             0
       Net (additions to) reduction of notes receivable                     50            63
       Net (increase) reduction of investments                             (14)         (198)
                                                                       -------      --------
             Net cash used in investing activities                        (682)      (21,273)
                                                                       -------      --------
Cash flows from financing activities:
       Net (decrease) increase in advances from clients                   (639)          995
       Term bank borrowing                                                   0         1,644
       Acquisition of (payments on) long-term debt                         (27)       19,316
       Issuance of common stock                                          1,450           173
       Cash dividends paid                                                (348)         (309)
       Issue (purchase) of treasury stock                                    0           (83)
                                                                       -------      --------
             Net cash used in financing activities                         436        21,736
                                                                       -------      --------

Net decrease in cash                                                    (3,719)         (883)
Cash at beginning of period                                              9,327         1,848
                                                                       -------      --------
Cash at end of period                                                  $ 5,608      $    965
                                                                       =======      ========


    The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 1997, the consolidated results of its operations for the three months ended March 31, 1997, and March 31, 1996, and its consolidated cash flows for the three months ended March 31, 1997, and March 31, 1996. Certain prior-period amounts have been reclassified to be consistent with current-year presentation.

2. These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, should be read in conjunction with the accompanying condensed consolidated financial statements.

3. On January 24, 1997, the Board of Directors of the Company authorized a three-for-two stock split to be effected in the form of a 50% stock dividend. All share, per share, option and warrant amounts, and related prices have been restated for all periods presented to reflect the split paid on February 28, 1997, to shareholders of record on February 7, 1997.

THE M/A/R/C GROUP
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

4. The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) for the period ending December 31, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for basic and fully diluted earnings per share. If SFAS 128 had been adopted for the quarters ending March 31, 1997, and 1996, basic and fully diluted shares would be as follows.

                                                                For the Three Months Ended
                                                                      March 31, 1997
                                                                      --------------
                                                        Net                                Per Share
     (dollars in thousands except                     Income             Shares              Amount
      per share data)                                 ------             ------              ------
                                                    (Numerator)       (Denominator)
     Basic earnings per share                       $1,311            4,628,482            $0.28
                                                                                           =====

     Effect of dilutive securities                                      230,072
                                                    ------           ----------

     Diluted earnings per share                     $1,311            4,858,554            $0.27
                                                    ======           ==========            =====


                                                                For the Three Months Ended
                                                                      March 31, 1996
                                                                      --------------
                                                        Net                                Per Share
     (dollars in thousands except                     Income             Shares              Amount
                                                      ------             ------              ------
      per share data)                               (Numerator)       (Denominator)

     Basic earnings per share                         $   734             4,190,036           $0.18
                                                                                              =====


     Effect of dilutive securities                                          421,628
                                                      -------             ---------

     Diluted earnings per share                       $   734             4,611,664           $0.16
                                                      =======             =========           =====



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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997, WITH THREE MONTHS ENDED MARCH 31, 1996

       Revenues increased to $22,684,000 for the three-month period ended March 31, 1997, compared with revenues of $19,292,000 for the three-month period ended March 31, 1996. Production and administrative expenses were 90.2% of revenues, compared with 94.9% for the prior year.

       The Company attributed the stronger quarterly financial performance primarily to increased revenues in both of its core businesses. Targetbase Marketing, in particular, had a strong quarter driven by increased sales activity with existing clients. Targetbase experienced the best performing quarter in its history in terms of revenues and profits. M/A/R/C Research also posted a strong quarter generating higher revenues and solid profitability after being marginally profitable in the comparable period last year.

       Operating income increased to $2,212,000 from $977,000 last year for the comparable quarter.

       Net interest and other income (expense) decreased $332,000 to ($163,000) for the comparable three-month period. The decrease in net interest and other income (expense) resulted primarily from the interest expense associated with the purchase of the corporate headquarters facility in March of 1996.

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

For the comparable three-month period in 1995, equivalent costs associated with the corporate headquarters were recorded as lease expense and carried in our production and administrative costs and expenses.

       Net income for the three-month period ended March 31, 1997, increased $577,000 to $1,311,000 ($.27 a share) from $734,000 ($.16 a share) for the comparable three-month period ended March 31, 1996.

       The weighted average number of shares outstanding increased to 4,858,600 from 4,609,200 last year. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 328,431 shares held in the Employee Shareholders Ownership Plan that have not been released to participants. The Company did not repurchase any of its stock during the three-month period ended March 31, 1997.

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


CAPITAL RESOURCES AND LIQUIDITY

       From December 31, 1996, to March 31, 1997, cash and short-term investments decreased $3,719,000 primarily because working capital needs during the quarter increased. The March 31, 1997, cash and short-term investments position of $5,608,000 and the temporary investment position of $7,629,000, the working capital position of $20,963,000, and the existing and unused lines of bank credit totaling $3,000,000 are adequate to support the Company's cash requirements for operating and capital expenditures.

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

                           PART II--OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


On April 17, 1997, subsequent to the close of the first quarter, The M/A/R/C Group held its annual shareholders' meeting for the fiscal year ended December 31, 1996. The shareholders voted on the following proposals:

      A. To elect three directors, Sharon M. Munger, Thomas J. Tierney, and Edward R. Anderson, to hold office for a three-year term expiring at the 2000 shareholders' meeting or until their successors are elected and have qualified. Of the 4,329,696 votes represented by proxy, 4,311,110 voted for Ms. Munger, 4,303,919 voted for Mr. Tierney, and 4,302,557 voted for Mr. Anderson.

            Incumbent directors serving for a three-year term expiring at the 1998 shareholders' meeting are Cecil B. Phillips, Rolan G. Tucker, and Jack D. Wolf. Incumbent director serving for a three-year term expiring at the 1999 shareholders' meeting is Elmer L. Taylor, Jr.

      B. To consider and vote on a proposal to adopt The M/A/R/C Group 1997 Stock Option Plan (with Limited Stock Appreciation Rights). Of the 4,329,696 votes represented by proxy, 2,906,763 voted to adopt the plan.

      C.    No other matters were voted on at the meeting.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          The M/A/R/C Group
                                                   ---------------------------------------
                                                                 (Registrant)



Date:      May 15, 1997                                    /s/ Sharon M. Munger
       ----------------------------                ----------------------------------------
                                                   Sharon M. Munger
                                                   (President and
                                                   Chief Executive Officer)



Date:      May 15, 1997                                    /s/ Harold R. Curtis
       ----------------------------                -------------------------------------------
                                                   Harold R. Curtis
                                                   (Chief Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
