Form 10-Q
period 1997-06-30
MARC GROUP
filed 1997-08-06
CIK 356287

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the period from                       to
                    ----------------------  ----------------------------------

Commission file number 0-13217

                                 M/A/R/C Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Texas                                           75-1781525
-------------------------------                   ----------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

7850 North Belt Line Road, Irving, Texas                75063
------------------------------------------------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

                                 (972) 506-3400
------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

Yes             No
    -------       -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,152,526 shares as of June 30, 1997.

                               THE M/A/R/C GROUP


                                     INDEX

                                  (UNAUDITED)

                                                                       Page No.
                                                                       --------
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements

          Independent Accountant's Report................................    i

          Consolidated Balance Sheets
            June 30, 1997, and December 31, 1996.........................    1

          Consolidated Statements of Income
            Three Months Ended June 30, 1997, and 1996...................    2

          Consolidated Statements of Income
            Six Months Ended June 30, 1997, and 1996.....................    3

          Consolidated Statement of Changes in Stockholders' Equity
            Six Months Ended June 30, 1997...............................    4

          Consolidated Statements of Cash Flows
            Six Months Ended June 30, 1997, and 1996.....................    5

          Consolidated Notes to Financial Statements.....................  6-7


  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................... 8-11

COOPERS & LYBRAND



                        INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Shareholders of The M/A/R/C Group


We have reviewed the accompanying consolidated balance sheet of The M/A/R/C Group as of June 30, 1997, the consolidated statements of income for the three-month periods ended June 30, 1997, and 1996, and the consolidated statements of income, changes in shareholders' equity, and cash flows for the six-month periods ended June 30, 1997, and 1996. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Coopers & Lybrand L.L.P.
July 17, 1997

                         PART I. FINANCIAL INFORMATION

                               THE M/A/R/C GROUP
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                  June 30, 1997  Dec. 31, 1996
                                                  -------------  -------------
                                                     (Dollars in Thousands)
ASSETS
Current Assets:
        Cash and short-term investments               $ 8,133      $ 9,327
        Trade accounts receivable, net                 13,313       11,308
        Expenditures billable to clients, net           8,847        5,401
        Notes receivable                                   10          232
        Prepaid expenses and other current assets       2,136        2,317
                                                      -------      -------
          Total Current Assets                         32,439       28,585
                                                      -------      -------

Notes receivable, less current portion                    250           74
Property and equipment, less accumulated
    depreciation of $13,532,000 and
    $15,051,000, respectively                          29,281       28,318
Investments at cost                                     7,689        7,640
Intangibles, less accumulated amortization
    of $3,000,000 and $2,865,000, respectively            519          603
Prepaid pension costs and other assets                  5,658        6,113
                                                      -------      -------
TOTAL ASSETS                                          $75,836      $71,333
                                                      =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
        Short-term bank debt                          $ 1,000      $     0
        Current portion, long-term debt                   600        1,634
        Trade accounts payable                          1,365        2,060
        Advance payments from clients                   3,728        3,537
        Other accrued liabilities                       2,826        2,574
                                                      -------      -------
          Total Current Liabilities                     9,519        9,905

Long-term debt, less current portion                   18,355       17,961
Deferred taxes payable and other liabilities            3,774        3,905
                                                      -------      -------
    Total Liabilities                                  31,648       31,771
                                                      -------      -------

Stockholders' Equity:
Common stock, $1 par value, 15,000,000 shares
    authorized, 6,463,253 and 6,288,326
    issued, respectively                                6,507        6,288
Capital in excess of par value                          9,561        8,152
Retained earnings                                      40,893       38,275
Less treasury stock at cost, 1,354,727 and
    1,350,333 shares, respectively                     (8,257)      (8,174)
Unearned compensation                                  (2,827)      (3,208)
Unearned ESOP shares                                   (1,689)      (1,771)
                                                      -------      -------
    Total Stockholders' Equity                         44,188       39,562
                                                      -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $75,836      $71,333
                                                      =======      =======

The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1997, AND 1996
                                  (UNAUDITED)

                                                 1997                1996
                                                 ----                ----
                                                  (Dollars in Thousands,
                                                   Except Per Share Data)
Revenues                                     $  26,019             $ 22,240

Costs and expenses                              23,529               19,910
                                             ---------            ---------

        Operating income                         2,490                2,330

Interest and other income (expense) net            340                 (311)
                                             ---------             --------
        Income before taxes                      2,830                2,019

Federal and state income tax provision             765                  727
                                             ---------            ---------
  NET INCOME                                 $   2,065            $   1,292
                                             =========            =========
Net income per share                         $     .41            $     .27
                                             =========            =========

Weighted average common shares outstanding   5,062,552            4,754,663
                                             =========            =========






The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1997, AND 1996
                                  (UNAUDITED)

                                                 1997                1996
                                                 ----                ----
                                                  (Dollars in Thousands,
                                                   Except Per Share Data)
Revenues                                      $   48,702           $   41,531

Costs and expenses                                44,000               38,224
                                              ----------           ----------
        Operating income                           4,702                3,307

Interest and other income (expense) net              177                 (142)
                                              ----------           ----------

        Income before taxes                        4,879                3,165

Federal and state income tax provision             1,503                1,139
                                              ----------           ----------
  NET INCOME                                  $    3,376           $    2,026
                                              ==========           ==========
Net income per share                          $      .68           $      .43
                                              ==========           ==========

Weighted average common shares outstanding     4,948,470            4,634,375
                                              ==========           ==========






The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)


                                      Common      Capital in                              Unearned       Cost of
                                     Stock, $1     Excess of    Retained    Unearned        ESOP         Treasury
                                     Par Value     Par Value    Earnings   Compensation    Shares         Stock
                                     ---------     ---------    --------   ------------    ------         -----
                                                   (Dollars in Thousands)
Balance at December 31, 1996           $ 6,288      $ 8,152      $38,275     ($3,208)     ($1,771)      ($8,174)

     Exercise options/warrants             253        1,495

     Purchase treasury stock                                                                                (83)

     Retire restricted stock               (34)        (239)                     274

     Amortization of compensation                                                107

     Dividends paid                                                 (758)

     Release of ESOP shares                             153                                    82

     Net income                                                    3,376
                                       -------      -------      -------     -------      -------       -------

Balance at June 30, 1997               $ 6,507      $ 9,561      $40,893     ($2,827)     ($1,689)      ($8,257)
                                       =======      =======      =======     =======      =======       =======

                               THE M/A/R/C GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                  1997               1996
                                                                                  ----               ----
                                                                                   (Dollars in Thousands)
Net cash flow from operating activities:
        Net income                                                             $ 3,376             $ 2,026
        Noncash items:
          Depreciation and amortization                                          1,812               1,320
          ESOP Expense                                                             237                  82
          Amortization of unearned compensation                                    107                   -
          (Gain) loss on sale or property and equipment                              2                   7
          Bad-debt expense                                                         301                   -
          (Gain) loss on equity-method investment                                  344                   -

        Net (increase) in receivables and
          expenditures billable to clients                                      (5,752)             (2,891)
        Net (increase) decrease in prepaid expenses and other assets               897                 124
        Increase (decrease) in trade accounts payable                             (695)               (519)
        Increase (decrease) in accrued liabilities and other liabilities          (239)                101
                                                                              --------            --------
        Net cash provided by operating activities                                  390                 161
                                                                              --------            --------
Cash flows from investing activities:
        Acquisition of property and equipment                                   (2,579)            (21,710)
        Disposition of property and equipment                                        -                  68
        Net (additions to) reductions in notes receivable                           45                  56
        Net (increase in) reduction of investments                                (508)               (137)
                                                                              --------            --------
        Net cash used by investing activities                                   (3,042)            (21,723)
                                                                              --------            --------
Cash flows from financing activities:
        Net (decrease) increase in customer advances                               191               1,320
        Acquisition (payment) of short-term debt                                 1,000
        Acquisition (payment) of long-term debt                                   (640)             20,771
        Issuance of common stock                                                 1,748                 635
        Cash dividends paid                                                       (758)               (625)
        Issue/(purchase of) treasury stock                                         (83)               (132)
                                                                              --------            --------
        Net cash provided (used) by financing activities                         1,458             (22,051)
                                                                              --------            --------
        Net increase (decrease) in cash                                         (1,194)                489
        Cash and short-term investments at December 31                           9,327               1,848
                                                                              --------            --------
        Cash and short-term investments at June 30                            $  8,133            $  2,337
                                                                              ========            ========



        The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 1997, the consolidated results of its operations for the six months ended June 30, 1997, and June 30, 1996, and its consolidated cash flows for the six months ended June 30, 1997, and June 30, 1996.

2. These consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, should be read in conjunction with the accompanying consolidated financial statements.

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

THE M/A/R/C GROUP
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

4.        The Company will adopt Statement of Financial Accounting Standards No.
      128, Earnings Per Share (SFAS 128) for the period ending December 31, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for basic and fully diluted earnings per share. If SFAS 128 had been adopted for the six months ending June 30, 1997, and 1996, basic and fully diluted shares would be as follows.

                                              For the Six Months Ended
                                                   June 30, 1997
                                                   -------------
                                           Net                    Per Share
      (dollars in thousands except        Income       Shares       Amount
       per share data)                    ------       ------       ------
                                        (Numerator) (Denominator)
      Basic earnings per share          $3,376       4,720,409      $0.71
                                                                    =====

      Effect of dilutive securities                    228,061
                                        ------       ---------

      Diluted earnings per share        $3,376       4,948,470      $0.68
                                        ======       =========      =====


                                           For the Six Months Ended
                                                June 30, 1997
                                                -------------
                                           Net                     Per Share
      (dollars in thousands except        Income       Shares        Amount
       per share data)                    ------       ------        ------
                                        (Numerator) (Denominator)
      Basic earnings per share          $2,026        4,268,064     $0.47
                                                                    =====

      Effect of dilutive securities                     366,311
                                        ------        ---------     -----
      Diluted earnings per share        $2,026        4,634,375     $0.43
                                        ======        =========     =====

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

       The following Management's Discussion is presented comparing the six months ended June 30, 1997, with the six months ended June 30, 1996, and the three months ended June 30, 1997, with the three months ended June 30, 1996.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997, WITH SIX MONTHS ENDED
JUNE 30, 1996

       Revenues increased to $48,702,000 for the six-month period ended June 30, 1997, compared with revenues of $41,531,000 for the six-month period ended June 30, 1996. Production and administrative expenses were 90.3% of revenues, compared with 92% for the prior year.

       The Company attributed the stronger quarterly financial performance to increased revenues in both its Targetbase and M/A/R/C Research business units where revenues increased 21% and 14%, respectively. Revenues derived from the Company's ten largest clients this year were 40% higher in the first six months of 1997 as compared with the same period last year.

       Operating income increased to $4,702,000 (9.7% of revenues) from $3,307,000 (8% of revenues) last year for the comparable six months. During the six-month period ended June 30, 1997, costs and expenses increased $5,776,000, or 15%, compared with last year. Part of the increase represented investments in personnel, technology, and facilities primarily directed toward our Targetbase Marketing business in this country and internationally and the interactive work we are doing in Marketing Research. These investments in our future will have a modest impact on our operating margins short term, but position us to take advantage of marketplace opportunities. THE M/A/R/C GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

       Net interest and other income increased $319,000 to $177,000 for the comparable six-month period and includes a net nonrecurring benefit of $391,000 ($.08 a share) associated with certain insurance proceeds and the write-down of an investment.

       Net income for the six-month period ended June 30, 1997, increased $1,350,000 to $3,376,000 ($.68 a share), including the $391,000 ($.08 a share)
nonrecurring benefit, from $2,026,000 ($.43 a share) for the comparable six-month period ended June 30, 1996.

       The weighted average number of shares outstanding increased to 4,948,500 from 4,634,400 last year. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 320,793 shares held in the Employee Shareholders Ownership Plan that have not been released to participants. The Company repurchased 4,400 shares of its stock during the six-month period ended June 30, 1997.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997, WITH THREE MONTHS ENDED JUNE 30, 1996

       Revenues increased to $26,019,000 for the three-month period ended June 30, 1997, compared with revenues of $22,240,000 for the three-month period ended June 30, 1996. Production and administrative expenses were 90.4% of revenues, compared with 89.5% for the prior year.

       The Company attributed the stronger quarterly financial performance primarily to increased revenues in both of its core businesses. Targetbase Marketing, in particular, had a strong quarter driven by increased sales activity with existing clients. Targetbase experienced the best performing quarter in its history in terms of revenues. M/A/R/C Research also posted a strong quarter generating higher revenues and solid profitability.

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


       Operating income increased to $2,490,000 from $2,330,000 last year for the comparable quarter.

       During the three-month period ending June 30, 1997, costs and expenses increased $3,619,000, or 18%. Much of the increase is associated with key investments in our future in the form of people, technology, and facilities. These investments are being directed primarily toward our Targetbase Marketing business domestically and internationally and the interactive services being developed in M/A/R/C Research.

       Net interest and other income (expense) increased $651,000 to $340,000 for the comparable three-month period and includes a nonrecurring benefit of $391,000 ($.08 a share) associated with certain insurance proceeds and the write-down of an investment.

       Net income for the three-month period ended June 30, 1997, increased $773,000 to $2,065,000 ($.41a share), including the nonrecurring benefit of $391,000 ($.08 a share) from $1,292,000 ($.27 a share) for the comparable three-month period ended June 30, 1996.

       The weighted average number of shares outstanding increased to 5,062,552 from 4,754,663 last year. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 320,793 shares held in the Employee Shareholders Ownership Plan that have not been released to participants. The Company repurchased 4,400 shares of its stock during the three-month period ended June 30, 1997.

CAPITAL RESOURCES AND LIQUIDITY

       From December 31, 1996, to June 30, 1997, cash and short-term investments decreased $1,194,000 primarily because working capital needs during the quarter increased. The June 30, 1997,

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


cash and short-term investments position of $8,133,000 and the temporary investment position of $7,689,000, the working capital position of $22,920,000, and the existing lines of bank credit totaling $14,000,000 are adequate to support the Company's cash requirements for operating and capital expenditures.

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


                                             The M/A/R/C Group
                                         -----------------------------
                                         (Registrant)



Date:     August 1, 1997                     /s/ Sharon M. Munger
     ---------------------------         -----------------------------
                                         Sharon M. Munger
                                         (President and
                                         Chief Executive Officer)



Date:     August 1, 1997                     /s/ Harold R. Curtis
     ---------------------------         -----------------------------
                                         Harold R. Curtis
                                         (Chief Financial Officer)

                               INDEX TO EXHIBITS

                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                              EXHIBIT                           PAGE
------                              -------                           ----
EX-27.1                      FDS Template