Form 10-Q
period 1997-09-30
MARC GROUP
filed 1997-11-12
CIK 356287

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                                       OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the period from                              to
                   ------------------------------  ----------------------------

Commission file number 0-13217

                                  M/A/R/C INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                           75-1781525
-------------------------------                           -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

7850 North Belt Line Road, Irving, Texas                             75063
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

                                 (972) 506-3400
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No
    --------     ----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes             No
    --------     ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,172,446 shares as of September 30, 1997.

                                THE M/A/R/C GROUP

                                      INDEX

                                   (UNAUDITED)

                                                                          Page No.
                                                                          --------
PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheets
               September 30, 1997, and December 31, 1996...................    1

              Consolidated Statements of Income
               Three Months Ended September 30, 1997, and 1996.............    2

              Consolidated Statements of Income
               Nine Months Ended September 30, 1997, and 1996..............    3

              Consolidated Statement of Changes in Stockholders' Equity
               Nine Months Ended September 30, 1997........................    4

              Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1997, and 1996..............    5

              Consolidated Notes to Financial Statements...................  6-7

              Report of Independent Accountants............................    8


   Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 9-12

PART II.  OTHER INFORMATION

   Item 5.    Other Information............................................   13

                          PART I. FINANCIAL INFORMATION
                                THE M/A/R/C GROUP
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          Sept. 30, 1997  Dec. 31, 1996
                                                          --------------  -------------
                                                              (Dollars in Thousands)

ASSETS
Current Assets:
        Cash and short-term investments                       $  4,189       $  9,327
        Trade accounts receivable, net                          14,298         11,308
        Expenditures billable to clients, net                    8,964          5,401
        Notes receivable                                            10            232
        Prepaid expenses and other current assets                2,980          2,317
                                                              --------       --------
          Total Current Assets                                  30,441         28,585
                                                              --------       --------

Notes receivable, less current portion                              72             74
Property and equipment, less accumulated depreciation of
        $15,134,000 and $15,051,000, respectively               29,407         28,318
Investments at cost                                              7,752          7,640
Intangibles, less accumulated amortization of $3,020,000
        and $2,865,000, respectively                               486            603
Prepaid pension costs and other assets                           5,798          6,113
                                                              --------       --------
TOTAL ASSETS                                                  $ 73,956       $ 71,333
                                                              ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
        Current portion, long-term debt                       $    600       $  1,634
        Trade accounts payable                                   1,516          2,060
        Advance payments from clients                            2,254          3,537
        Other accrued liabilities                                2,001          2,674
                                                              --------       --------
          Total Current Liabilities                              6,371          9,905

Long-term debt, less current portion                            18,169         17,961
Deferred taxes payable and other liabilities                     3,797          3,905
                                                              --------       --------
    Total Liabilities                                           28,337         31,771
                                                              --------       --------

Stockholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized,
  6,527,153 and 6,288,326 issued, respectively                   6,527          6,288
Capital in excess of par value                                   9,783          8,152
Retained earnings                                               41,994         38,275
Less treasury stock at cost, 1,354,707 and 1,350,333
  shares, respectively                                          (8,257)        (8,174)
Unearned compensation                                           (2,779)        (3,208)
Unearned ESOP shares                                            (1,649)        (1,771)
                                                              --------       --------
    Total Stockholders' Equity                                  45,619         39,562
                                                              --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 73,956       $ 71,333
                                                              ========       ========


The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997, AND 1996
                                   (UNAUDITED)

                                                    1997               1996
                                                    ----               ----
                                                    (Dollars in Thousands,
                                                    Except Per Share Data)


Revenues                                        $    23,747       $    22,184

Costs and expenses                                   21,187            19,961
                                                -----------       -----------

        Operating income                              2,560             2,223

Interest and other income (expense) net                (270)             (326)
                                                -----------       -----------

        Income before taxes                           2,290             1,897

Federal and state income tax provision                  802               683
                                                -----------       -----------

  NET INCOME                                    $     1,488       $     1,214
                                                ===========       ===========

Net income per share                            $       .29       $       .27
                                                ===========       ===========


Weighted average common shares outstanding        5,170,366         4,705,500
                                                ===========       ===========







The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997, AND 1996
                                   (UNAUDITED)

                                                     1997              1996
                                                     ----              ----
                                                     (Dollars in Thousands,
                                                     Except Per Share Data)


Revenues                                        $    72,449       $    63,715

Costs and expenses                                   65,188            58,185
                                                -----------       -----------

        Operating income                              7,261             5,530

Interest and other income (expense) net                 (92)             (468)
                                                -----------       -----------

        Income before taxes                           7,169             5,062

Federal and state income tax provision                2,304             1,822
                                                -----------       -----------

  NET INCOME                                    $     4,865       $     3,240
                                                ===========       ===========

Net income per share                            $       .97       $       .70
                                                ===========       ===========

Weighted average common shares outstanding        5,005,957         4,581,989
                                                ===========       ===========



The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                     Common     Capital in                            Unearned     Cost of
                                    Stock, $1    Excess of    Retained     Unearned     ESOP       Treasury
                                    Par Value    Par Value    Earnings   Compensation   Shares      Stock
                                    ---------   ----------    --------   ------------  -------     --------
                                                          (Dollars in Thousands)


Balance at December 31, 1996         $6,288       $8,152      $38,275      $(3,208)   $ (1,771)   $ (8,174)

   Exercise options/warrants            273        1,586

   Purchase treasury stock                                                                             (83)

   Retire restricted stock              (34)        (234)                      268

   Amortization of compensation                                                161

   Dividends paid                                              (1,146)

   Release of ESOP shares                            279                                   122

   Net income                                                    4,865
                                     ------       ------       -------     -------    --------    --------

Balance at September 30, 1997        $6,527       $9,783       $41,994     $(2,779)   $ (1,649)   $ (8,257)
                                     ======       ======       =======     =======    ========    ========

                                THE M/A/R/C GROUP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                1997            1996
                                                                ----            ----
                                                               (Dollars in Thousands)

Net cash flow from operating activities:
        Net income                                             $ 4,865       $  3,240
        Noncash items:
          Depreciation and amortization                          2,760          2,014
          ESOP Expense                                             401
          Bad-debt expense                                         354             --
          Amortization of unearned compensation                    161
          (Gain) loss on equity-method investment                 (114)            --

        Net increase in receivables and
          expenditures billable to clients                      (6,907)        (2,187)
        Net increase in prepaid expenses and other assets         (348)           (57)
        Decrease in trade accounts payable                        (544)        (1,547)
        Increase (decrease) in accrued liabilities
          and other liabilities                                   (781)           747
                                                               -------       --------
        Net cash provided by operating activities                 (153)           511
                                                               -------       --------

Cash flows from investing activities:
        Acquisition of property and equipment                   (3,707)       (22,612)
        Disposition of property and equipment                      127            112
        Net (additions to) reductions in notes receivable          224             59
        Net (increase in) reduction of investments                (150)           (38)
                                                               -------       --------

        Net cash used by investing activities                   (3,506)       (22,479)
                                                               -------       --------
Cash flows from financing activities:
        Net (decrease) increase in customer advances            (1,283)         1,016
        Acquisition (payment) of long-term debt                   (826)        20,061
        Issuance of common stock                                 1,859          3,581
        Cash dividends paid                                     (1,146)          (942)
        Issue/(purchase of) treasury stock                         (83)          (415)
                                                               -------       --------
        Net cash provided (used) by financing activities        (1,479)        23,301
                                                               -------       --------
        Net increase (decrease) in cash                         (5,138)         1,333
        Cash and short-term investments at December 31           9,327          1,848
                                                               -------       --------
        Cash and short-term investments at September 30        $ 4,189       $  3,181
                                                               =======       ========



The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 1997, the consolidated results of its operations for the nine months ended September 30, 1997, and September 30, 1996, and its consolidated cash flows for the nine months ended September 30, 1997, and September 30, 1996.

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

THE M/A/R/C GROUP

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

4. The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) for the period ending December 31, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for basic and fully diluted earnings per share. If SFAS 128 had been adopted for the nine months ending September 30, 1997, and 1996, basic and fully diluted shares would be as follows.

                                          For the Nine Months Ended
                                              September 30, 1997
                                              ------------------
                                   Net                             Per Share
(dollars in thousands except      Income             Shares         Amount
per share data)                   ------             ------        ---------
                                (Numerator)      (Denominator)
Basic earnings per share           $4,865           4,759,706        $1.02
                                                                     =====

Effect of dilutive securities                         246,251
                                   ------           ---------

Diluted earnings per share         $4,865           5,005,957        $0.97
                                   ======           =========        =====

                                          For the Nine Months Ended
                                              September 30, 1996
                                              ------------------
                                   Net                             Per Share
(dollars in thousands except      Income             Shares         Amount
per share data)                   ------             ------        ---------
                                (Numerator)      (Denominator)
Basic earnings per share           $3,240           4,320,606        $0.75
                                                                     =====

Effect of dilutive securities                         261,383
                                   ------           ---------

Diluted earnings per share         $3,240           4,581,989        $0.70
                                   ======           =========        =====

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders of The M/A/R/C Group:

We have reviewed the accompanying consolidated balance sheet of The M/A/R/C Group as of September 30, 1997, the consolidated statements of income for the three-month periods ended September 30, 1997, and 1996, and the consolidated statements of income, changes in shareholders' equity, and cash flows for the six-month periods ended September 30, 1997, and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as December 31, 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Coopers & Lybrand L.L.P.
November 7, 1997

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

     The following Management's Discussion is presented comparing the nine months ended September 30, 1997, with the nine months ended September 30, 1996, and the three months ended September 30, 1997, with the three months ended September 30, 1996.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997, WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues increased to $72,449,000 for the nine-month period ended September 30, 1997, compared with revenues of $63,715,000 for the nine-month period ended September 30, 1996. Production and administrative expenses were 90.0% of revenues, compared with 91.3% for the prior year.

     The Company attributed the stronger quarterly financial performance to increased revenues in both its Targetbase and M/A/R/C Research business units where revenues increased 16% and 12%, respectively.


     Operating income increased to $7,261,000 (10.0% of revenues) from $5,530,000 (8.7% of revenues) last year for the comparable nine months. During the nine-month period ended September 30, 1997, costs and expenses increased $7,003,000, or 12%, compared with last year. Part of the increase represented investments in personnel, technology, and facilities primarily directed toward our Targetbase Marketing business in this country and internationally and the interactive work we are doing in

THE M/A/R/C GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Marketing Research. These investments in our future will have a modest impact on our operating margins short term, but position us to take advantage of marketplace opportunities.

     Net interest and other expense declined $376,000 to ($92,000) for the comparable nine-month period and includes a net nonrecurring benefit of $391,000 ($.08 a share) associated with certain insurance proceeds and the write-down of an investment.

     Net income for the nine-month period ended September 30, 1997, increased $1,625,000 to $4,865,000 ($.97 a share), including the $391,000 ($.08 a share)
nonrecurring benefit, from $3,240,000 ($.70 a share) for the comparable nine-month period ended September 30, 1996.

     The weighted average number of shares outstanding increased to 5,005,957 from 4,581,989 last year. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 313,155 shares held in the Employee Shareholders Ownership Plan that have not been released to participants. The Company repurchased 4,400 shares of its stock during the nine-month period ended September 30, 1997.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997, WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues increased to $23,747,000 for the three-month period ended September 30, 1997, compared with revenues of $22,184,000 for the three-month period ended September 30, 1996. Production and administrative expenses were 89.2% of revenues, compared with 90.0% for the prior year.

THE M/A/R/C GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

     The Company attributed the stronger quarterly financial performance primarily to increased revenues in both of its core businesses.

     Operating income increased to $2,560,000 from $2,223,000 last year for the comparable quarter.

     During the three-month period ending September 30, 1997, costs and expenses increased $1,226,000, or 6.1%. Much of the increase is associated with key investments in our future in the form of people, technology, and facilities. These investments are being directed primarily toward our Targetbase Marketing business domestically and internationally and the interactive services being developed in M/A/R/C Research.

     Net interest and other expense declined $56,000 to ($270,000) for the comparable three-month period.

     Net income for the three-month period ended September 30, 1997, increased $274,000 to $1,488,000 ($.29 a share) from $1,214,000 ($.27 a share) for the comparable three-month period ended September 30, 1996.

     The weighted average number of shares outstanding increased to 5,170,366 from 4,705,500 last year. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 313,155 shares held in the Employee Shareholders Ownership Plan that have not been released to participants. The Company did not repurchase any shares of its stock during the three-month period ended September 30, 1997.

THE M/A/R/C GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

CAPITAL RESOURCES AND LIQUIDITY

     From December 31, 1996, to September 30, 1997, cash and short-term investments decreased $5,138,000 primarily because working capital needs during the quarter increased. The September 30, 1997, cash and short-term investments position of $4,189,000 and the temporary investment position of $7,752,000, the working capital position of $24,070,000, and the existing unused lines of bank credit totaling $4,300,000 are adequate to support the Company's cash requirements for operating and capital expenditures.

EFFECT OF INFLATION ON OPERATIONS

     Due to a wide diversity in terms of project size, costs, and project duration, the Company is unable to estimate accurately the effects of inflation on its revenue and profit. The major consequence of inflation is mitigated by controlling cost estimating procedures in a timely manner where possible.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On November 3, 1997, the Company acquired 25% of Intelligent Database Marketing Limited (idm), a database marketing company headquartered in Middlesbrough, England. As part of the agreement, the Company has the option to acquire the remaining 75% of idm over the next two years. The Company paid $1,300,000 million in cash for its 25% interest. Intelligent Database Marketing generated revenues of approximately $4,000,000 in 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              The M/A/R/C Group
                                         ------------------------------
                                                 (Registrant)


Date:     November 7, 1997                    /s/ Sharon M. Munger
     ----------------------              ------------------------------
                                         Sharon M. Munger
                                         (President and
                                         Chief Executive Officer)



Date:     November 7, 1997                   /s/ Harold R. Curtis
     ----------------------              ------------------------------
                                         Harold R. Curtis
                                         (Chief Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION
-----------           -----------

    27          Financial Data Schedule