Form 10-K
period 1997-12-31
MARC GROUP
filed 1998-03-30
CIK 356287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                           -------------------------

                                  FORM 10-K
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1997
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from                      to

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

                                                Name of each exchange
     Title of each class                        on which registered
     -------------------                        -------------------
        Common stock                                  NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ].

As of March 18, 1998, 5,215,415 common shares were outstanding, and the aggregate market value of the common shares held by nonaffiliates (based upon the closing price of these shares on the National Association of Securities Dealers National Market System) was approximately $59,128,186 (includes the market value of shares in ESOT participants' accounts).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

    The Registrant's Annual Report to Shareholders for the year ended December 31, 1997--Parts I, II and IV; the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report--Part III; and the Exhibits listed on page 15. There is a total of 16 pages in this document.

                               TABLE OF CONTENTS

                                  M/A/R/C INC.
                                   FORM 10-K

                                                                                               Page
                                                                                               ----
                                                          PART I
                                                          ------

Item  1.          Business                                                                       3
Item  2.          Properties                                                                     8
Item  3.          Legal Proceedings                                                              9
Item  4.          Submission of Matters to a
                  Vote of Security Holders                                                       9

                                                         PART II
                                                         -------

Item  5.          Market for the Registrant's Common Equity
                  and Related Stockholder Matters                                               10
Item  6.          Selected Financial Data                                                       10
Item  7.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           11
Item  8.          Financial Statements and Supplementary Data                                   11
Item  9.          Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                                           11

                                                         PART III
                                                         --------
Item 10.          Directors and Executive Officers of the Registrant                            11
Item 11.          Executive Compensation                                                        11
Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management                                                                11
Item 13.          Certain Relationships and Related Transactions                                11


                                                         PART IV
                                                         -------

Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                                           12

Index to Exhibits                                                                               15
Signatures                                                                                      16

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

     During the year ended December 31, 1997, no single client accounted for as much as 10% of the Registrant's revenues.

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

COMPETITION

     The business in which the Registrant is principally engaged is highly competitive and is characterized by a large number of relatively small organizations and a few concerns of substantial resources. The Registrant frequently competes with small specialty companies having low overhead. While precise information about the industry is not available, the May 19, 1997, issue of Advertising Age rated the Registrant as the sixteenth largest marketing research company in the United States. Additionally, the Registrant's database marketing agency was ranked as the eleventh largest direct response agency in the United States by the Direct Marketing Association in its July 1997 report. The Registrant is also subject to competition from marketing and research departments of various companies, advertising agencies, and business consulting firms. The Registrant believes that the principal methods of competition in the custom marketing research business are the quality of information; consistency; the ability to direct, acquire and report on marketing programs in a short period of time; and price. The Registrant believes that the principal methods of competition in the database marketing business are the quality of database construction and management, creative design and production, strategic analysis, price, and marketing consulting.

EMPLOYEES

     At December 31, 1997, the Registrant employed 575 full-time staff employees and approximately 587 part-time hourly employees for data gathering and processing purposes. The permanent staff is composed primarily of marketing and research consultants and specialists. Turnover at the Registrant is low at the present time; however, the possibility of key personnel leaving always exists.

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

EXECUTIVE OFFICERS

     Set forth below is certain information concerning the executive officers of the Registrant:

       Name                      Age                Position with the Registrant
       ----                      ---                ----------------------------
Cecil B. Phillips                73            Chairman Emeritus since January 1998; Chairman of the Board from August
                                               1993 to January 1998; Chairman of the Board and Chief Executive Officer
                                               from May 1983 to August 1993; President of the Registrant from July 1965 to November 1986; Chief Operating Officer of the Registrant from February
                                               1982 to May 1983; Director since 1981.

Sharon M. Munger                 51            Chairman of the Board and Chief Executive Officer since January 1998;
                                               President and Chief Executive Officer from August 1993 to January 1998;
                                               President and Chief Operating Officer of the Registrant from November
                                               1986 to August 1993; President and Chief Operating Officer of the
                                               Registrant's Marketing Services Group from December 1984 to November
                                               1986; Executive Vice President of Marketing And Research Counselors from
                                               May 1983 to December

                                               1984; Senior Vice President of Marketing And Research Counselors from
                                               January 1981 to May 1983; Director since 1983.

Jack D. Wolf                      44           President and Chief Operating Officer since January 1998; Executive Vice
                                               President of the Registrant from November 1990 to January 1998; President of Targetbase Marketing since January 1, 1991; Senior Vice President of the Registrant from November 1986 to December 1990; Executive Vice
                                               President from October 1984 to November 1986; Senior Vice President from
                                               June 1984 to October 1984; Vice President from June 1981 to June 1984.

Corinne F. Maginnis               50           Executive Vice President of the Registrant since November 1990; President of the Registrant's Quality Strategies subsidiary from January 1991 to
                                               November 1994; Senior Vice President of the Registrant from November 1986 to December 1990; Executive Vice President from January 1985 to November
                                               1986; Senior Vice President from July 1984 to January 1985; Vice
                                               President from January 1983 to July 1984; Research Associates Manager from September 1982 to January 1983. Ms. Maginnis is the sister of Sharon
                                               M. Munger, President and Chief Executive Officer of the Registrant.

Scott E. Bailey                  40            Executive Vice President of the Registrant since November 1996; President of M/A/R/C Research since November 1996; Senior Vice President of M/A/R/C
                                               Research from February 1991 to November 1996;  Vice President of M/A/R/C
                                               Research from November 1986 to February 1991; Manager of Marketing
                                               Science from November 1985 to November 1986; Senior Statistical Analyst
                                               from January 1985 to November 1985; Research Analyst from July 1984 to
                                               January 1985.

Harold R. Curtis                  59           Senior Vice President of the Registrant since November 1986; Chief
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

ITEM 2.  PROPERTIES.

     As of December 31, 1997, the Registrant was leasing approximately 107,338 square feet in Atlanta, Georgia; Chicago, Illinois; Greensboro, North Carolina; Newport Beach, California; Killeen, Texas; Irving, Texas; Norwalk, Connecticut; and Toronto, Canada. The aggregate lease payments of the Registrant for the year ended December 31, 1997, amounted to $1,218,000.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Registrant's Common Stock was held by approximately 485 holders of record as of March 18, 1998, as traded in the over-the-counter market under the Nasdaq symbol "MARC."

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

                                               Bid Quotation
                                               or Sale Price
                                               -------------
                                                   High               Low
                                                   ----               ---
    Calendar Year 1996
    ------------------
      First Quarter                                $11.25            $ 8.75
      Second Quarter                                14.63             10.13
      Third Quarter                                 13.38             11.88
      Fourth Quarter                                15.63             12.63

    Calendar Year 1997
    ------------------
      First Quarter                                 12.67             12.00
      Second Quarter                                17.88             15.84
      Third Quarter                                 22.67             20.67
      Fourth Quarter                                20.21             18.17

    Calendar Year 1998
    ------------------
    (Through January 1998)                          18.00             16.00


    Beginning with the second quarter of 1995, the Registrant began paying quarterly dividends at an annual rate of $.27 per share, currently paying at an annual rate of $.30 per share. Although the terms of the credit agreement between the Registrant and its principal lending bank impose requirements with respect to the Registrant's working capital, ratio of current assets to current liabilities, tangible net worth and other financial conditions, these requirements do not currently materially limit the Registrant's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

    Selected Financial Data on page 1 of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 9 through 10 of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

    The financial statement information and supplemental data required in response to this Item is incorporated herein by reference to pages 11 through 30 of the Annual Report to Shareholders for the year ended December 31, 1997.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as a part of this report:

         (1)  Financial Statements and Supplementary Data.

             The following consolidated financial statements and supplementary data included in Part II of this report are incorporated by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, from the respective page numbers indicated:

                                                                             Page Reference in
             Item                                                               Annual Report
             ----                                                               -------------
             Report of independent accountants                                         31

             Financial statements                                                   11-30

                  Consolidated balance sheets as of December 31, 1997,
                  and December 31, 1996                                             11-12

                  Consolidated statements of income for the years ended
                  December 31, 1997, 1996, and 1995                                    13

                  Consolidated statements of changes in shareholders'
                  equity for the years ended December 31, 1997,
                  1996, and 1995                                                       14

                  Consolidated statements of cash flows for the years
                  ended December 31, 1997, 1996, and 1995                              15

                  Notes to consolidated financial statements                        16-30

         (2)  Financial Statement Schedules.

         The following supplemental schedules can be found on the indicated pages in this report:

             Item                                                               Page in This Report
             ----                                                               -------------------
             Report of independent accountants on
                  financial statement schedule                                         13

             Financial statement schedule for the
             years ended December 31, 1997, 1996, and 1995

                  Schedule II - Valuation and qualifying accounts                      14

             Schedules other than those listed above have been omitted since they either are not required, are not applicable, or the required information is shown in the financial statements or related notes in the Annual Report.

                 REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE





Our report on the consolidated financial statements of M/A/R/C Inc. has been incorporated by reference in this Form 10-K from the 1997 annual report to shareholders of M/A/R/C Inc. on page 31 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Coopers & Lybrand L.L.P.
Dallas, Texas
February 23, 1998

                                  M/A/R/C INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


            Column A                Column B            Column C(1)        Column D       Column E
                                                            (a)
                                   Balance at            Additions
                                  Beginning of       charged to costs                    Balance at
          Description                Period            and expenses       Deductions    end of period
          -----------             ------------       ----------------     ----------    -------------
                                       (amounts in thousands)
Year ended December 31, 1997

          Allowance for
      doubtful accounts               $241                  $100              $   0           $341
                                      ----                  ----              -----           ----


Year ended December 31, 1996

          Allowance for
      doubtful accounts               $241                 $   0              $   0           $241
                                      ----                 -----              -----           ----


Year ended December 31, 1995

          Allowance for
      doubtful accounts               $252                  $ 10               $ 21           $241
                                      ----                  ----               ----           ----





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

         10.5     Registrant's 1983 Stock Option Plan (10.5)**

         10.6     Amendment No. 1 to Registrant's 1983 Stock Option Plan (10.6)*

         10.9     Supplemental Executive Retirement Plan (10.9)***

         10.11    1991 Executive Stock Plan (10.11) ****

         11.1     Statement Re:  Computation of Per Share Earnings*****

         13.1     Annual Report to Shareholders of the Registrant for year ended December 31, 1997 (portions of which are incorporated herein by reference)

         27       Financial Data Schedule


-------------------------
      * Incorporated by reference to the exhibit shown in parentheses filed with Registrant's Registration Statement on Form S-1 (File No. 2-94849).
     ** Incorporated by reference to the exhibit shown in parentheses filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1984.
    *** Incorporated by reference to the exhibit shown in parentheses filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
   **** Incorporated by reference to the exhibit shown in parentheses filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
   ***** Incorporated by reference to page 29 of the Registrant's Annual Report for the year ended December 31, 1997.

(b) None

(c) None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Dallas, Texas, on the 27th day of March, 1998.

                                         M/A/R/C INC.

                                         By:  /s/ H. R. Curtis
                                              -------------------------------
                                               Harold R. Curtis
                                               Senior Vice President, Finance


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

            Signature                            Capacity                         Date
            ---------                            --------                         ----
/s/ Cecil B. Phillips                      Chairman Emeritus                  March 27, 1998
-------------------------------            and Director
Cecil B. Phillips

/s/ H. R. Curtis                           Senior Vice President,             March 27, 1998
-------------------------------            Principal Financial and
Harold R. Curtis                           Accounting Officer


/s/ Sharon M. Munger                       Principal Executive                March 27, 1998
-------------------------------            Officer and Director
Sharon M. Munger


/s/ Jack D. Wolf                           President and Director             March 27, 1998
-------------------------------
Jack D. Wolf


/s/ Edward R. Anderson                     Director                           March 27, 1998
-------------------------------
Edward R. Anderson


/s/ Elmer L. Taylor, Jr.                   Director                           March 27, 1998
-------------------------------
Elmer L. Taylor, Jr.


/s/ Rolan G. Tucker                        Director                           March 27, 1998
-------------------------------
Rolan G. Tucker

                              INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                   DESCRIPTION
       -------                  -----------
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

         10.5     Registrant's 1983 Stock Option Plan (10.5)**

         10.6     Amendment No. 1 to Registrant's 1983 Stock Option Plan (10.6)*

         10.9     Supplemental Executive Retirement Plan (10.9)***

         10.11    1991 Executive Stock Plan (10.11) ****

         11.1     Statement Re:  Computation of Per Share Earnings*****

         13.1     Annual Report to Shareholders of the Registrant for year ended December 31, 1997 (portions of which are incorporated herein by reference)

         27       Financial Data Schedule

-------------------------
      * Incorporated by reference to the exhibit shown in parentheses filed with Registrant's Registration Statement on Form S-1 (File No. 2-94849).

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

  ***** Incorporated by reference to page 29 of the Registrant's Annual Report for the year ended December 31, 1997.