Form 10-K/A
period 1997-12-31
MARC GROUP
filed 1998-04-03
CIK 356287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                              --------------------

                                  FORM 10-K(A)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from ______________ to _______________

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
            Common stock                                  NASDAQ

Indicated by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No    .
                     ----     ----

As of March 18, 1998, 5,215,415 common shares were outstanding, and the aggregate market value of the common shares held by nonaffiliates (based upon the closing price of these shares on the National Association of Securities Dealers National Market System) was approximately $59,128,186 (including the market value of shares is ESOT participants' accounts).

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

                                THE M/A/R/C GROUP



                                 --------------







                    REPORT ON AUDITS OF FINANCIAL STATEMENTS


              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
The M/A/R/C Group:

We have audited the accompanying consolidated balance sheets of The M/A/R/C Group as of December 31, 1997, and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The M/A/R/C Group as of December 31, 1997, and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Coopers & Lybrand L.L.P.
Dallas, Texas
February 23, 1998

                                THE M/A/R/C GROUP

                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,        December 31,
ASSETS (dollars in thousands)                                     1997                1996
                                                                  ----                ----
Current assets:
       Cash and cash equivalents                                  $ 3,850             $ 6,075

       Investments                                                  2,524               3,252

       Trade accounts receivable, less
         allowance for doubtful accounts
         of $341 and $241, respectively                            14,512              11,308

       Expenditures billable to clients                             5,888               5,401

       Notes receivable                                                12                 232

       Prepaid expenses                                             1,524               1,349

       Federal income tax receivable                                  741                   -

       Deferred income taxes                                          400                 261

       Other current assets                                           783                 707
                                                                  -------             -------

Total current assets                                               30,234              28,585

Notes receivable, less current portion                                 67                  74

Property and equipment, net                                        29,344              28,317

Investments - noncurrent                                            7,365               7,640

Cash surrender value of life insurance                              3,387               3,542

Intangibles, less accumulated amortization
  of $3,039 and $2,865, respectively                                1,987                 603

Other assets                                                        2,590               2,572
                                                                  -------             -------

Total assets                                                      $74,974             $71,333
                                                                  =======             =======

The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP

                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,        December 31,
LIABILITIES (dollars in thousands)                                    1997                1996
                                                                      ----                ----
Current liabilities:

       Trade accounts payable                                       $ 1,425             $ 2,060

       Current portion of long-term debt                                747               1,634

       Advance payments from clients                                  2,615               3,537

       Income tax payable                                                 -                 581

       Accrued liabilities                                            1,709               2,093
                                                                    -------             -------

       Total current liabilities                                      6,496               9,905

Long-term debt                                                       17,453              17,961

Deferred income taxes                                                   820               1,186

Deferred compensation and other                                       2,644               2,719
                                                                    -------             -------

       Total liabilities                                             27,413              31,771
                                                                    -------             -------

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY (dollars in thousands, except share amounts)

Common stock, $1.00 par value, 15,000,000 shares
  authorized, 6,530,033 shares and 6,288,326
  shares issued, respectively                                         6,530               6,288

Capital in excess of par value                                       10,951               8,152

Retained earnings                                                    42,907              38,275
                                                                    -------             -------
                                                                     60,388              52,715
Treasury stock at cost 1,356,197 and 1,350,333
     shares, respectively                                            (8,286)             (8,174)

Unearned compensation                                                (2,725)             (3,208)

Unearned ESOP shares                                                 (1,816)             (1,771)
                                                                    -------             -------

       Total shareholders' equity                                    47,561              39,562
                                                                    -------             -------

Total liabilities and shareholders' equity                          $74,974             $71,333
                                                                    =======             =======

The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP

                        CONSOLIDATED STATEMENTS OF INCOME


           (dollars in thousands, except share and per share amounts)

                                                                            Years Ended December 31,
                                                                  --------------------------------------------
                                                                    1997               1996             1995
                                                                    ----               ----             ----
  Operating revenues                                            $  96,709            $ 85,459        $  74,387

  Production and administrative expenses                           87,328              77,487           70,242
                                                                ---------            --------        ---------

       Operating income                                             9,381               7,972            4,145

  Other income (expense):
       Interest and other income                                    1,880                 880              976
       Interest and other expense                                  (2,240)             (1,476)            (121)
                                                                ---------            --------        ---------

       Income before taxes                                          9,021               7,376            5,000

  Provision for income taxes                                        2,946               2,686            1,725
                                                                ---------            --------        ---------

  Net income                                                    $   6,075            $  4,690        $   3,275
                                                                =========            ========        =========

       Earnings per share (basic)                               $    1.27            $   1.07        $     .85
                                                                ---------            --------        --------
       Earnings per share (diluted)                             $    1,21            $   1,01        $     .74
                                                                =========            ========        =========
  Weighted average shares outstanding (basic)                   4,785,237           4,387,818        3,873,655
                                                                ---------           ---------        ---------
       Weighted average shares outstanding (diluted)            5,034,307           4,696,017        4,432,406
                                                                =========           =========        =========


  The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                                            Treasury Stock
                                                       Common          Capital in                           --------------
                                                      Stock, $1         Excess of        Retained
(dollars in thousands, except share amounts)          Par Value         Par Value        Earnings          Shares        Cost
                                                      ---------         ---------        --------          ------        ----
Balance at January 1, 1995                              $5,318           $ 3,492          $32,346         1,292,616      ($7,546)
                                                        ------           -------          -------         ---------      -------
  Exercise of common stock options
    and warrants                                           358             1,365
  Purchase of treasury stock                                                                                 22,972         (214)
Adjustment for minimum pension liability
  Release of ESOP shares                                                     106
  Dividends paid ($.20 per share)                                                            (863)
  Net income                                                                                3,275
                                                        ------           -------          -------         ---------      -------
Balance at December 31, 1995                            $5,676           $ 4,963          $34,758         1,315,588      ($7,760)
                                                        ------           -------          -------         ---------      -------
  Exercise of common stock options
    and warrants                                           612             2,019
  Purchase of treasury stock                                                                                130,098       (1,432)
  Retirement of treasury stock                             (96)             (922)                           (95,353)       1,018
  Issued restricted stock                                  315             2,835
  Retirement of restricted stock                          (219)             (954)
  Amortization of compensation expense
  Adjustment for minimum pension liability
  Release of ESOP shares                                                     211
  Dividends paid ($.27 per share)                                                          (1,173)
  Net income                                                                                4,690
                                                        ------           -------          -------         ---------      -------
Balance at December 31, 1996                            $6,288           $ 8,152          $38,275         1,350,333      ($8,174)
                                                        ======           =======          =======         =========      =======
  Exercise of common stock options                         276             2,441
    and warrants
  Purchase of treasury stock                                                                                  5,864         (112)
  Retirement of restricted stock                           (34)             (234)
  Amortization of compensation expense
  Release of ESOP shares                                                     592
 Dividends paid ($.30 per share)                                                           (1,443)
Net income                                                                                  6,075
                                                        ------           -------          -------         ---------      -------
Balance at December 31, 1997                            $6,530           $10,951          $42,907         1,356,197      ($8,286)
                                                        ======           =======          =======         =========      =======


                                                                                        Unearned
                                                      Pension           Unearned          ESOP
(dollars in thousands, except share amounts)         Liability        Compensation       Shares
                                                     ---------        ------------       ------
Balance at January 1, 1995                                  -            ($1,440)       ($2,097)
                                                     --------            --------        ------
  Exercise of common stock options
    and warrants
  Purchase of treasury stock
Adjustment for minimum pension liability              (1,822)
  Release of ESOP shares                                                                    163
  Dividends paid ($.20 per share)
  Net income
                                                      ------             -------        --------
Balance at December 31, 1995                         ($1,822)            ($1,440)       ($1,934)
                                                      ------             -------        --------
  Exercise of common stock options
    and warrants
  Purchase of treasury stock
  Retirement of treasury stock
  Issued restricted stock                                                 (3,150)
  Retirement of restricted stock                                           1,172
  Amortization of compensation expense                                       210
  Adjustment for minimum pension liability             1,822
  Release of ESOP shares                                                                    163
  Dividends paid ($.27 per share)
  Net income
                                                     -------             -------        --------
Balance at December 31, 1996                               -             ($3,208)       ($1,771)
                                                     =======             ========       =======
  Exercise of common stock options
    and warrants
  Purchase of treasury stock
  Retirement of restricted stock                                             268
  Amortization of compensation expense                                       215
  Release of ESOP shares                                                                    (45)
 Dividends paid ($.30 per share)
Net income
                                                     -------             -------        --------
Balance at December 31, 1997                               -             ($2,725)       ($1,816)
                                                     =======             ========       =======


The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                          Year Ended
                                                                                          December 31,
                                                                               ------------------------------------
                                                                                  1997          1996          1995
                                                                                  ----          ----          ----
Cash flows from operating activities:
  Net income                                                                   $  6,075      $  4,690      $  3,275
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                                   3,862         3,039         2,563
  Gain on sale of assets                                                            (12)          (12)          (27)
  ESOP expense                                                                      547           374           269
  (Loss) on equity-method investment                                               (424)         (226)           --
  (Increase) decrease in income taxes receivable                                   (741)           56           113
  (Decrease) increase in deferred income taxes                                     (505)          994          (939)
  (Decrease) increase in income taxes payable                                      (581)          581            --
  (Increase) decrease in receivables and
    expenditures billable to clients                                             (4,071)           13        (4,123)
  Decrease (increase) in prepaids, intangibles, and
    other assets                                                                     62          (929)         (158)
  (Decrease) increase in trade accounts payable                                    (635)          (12)         (804)
  (Decrease) increase in customer advances                                         (922)        1,392          (825)
  (Decrease) increase in accrued liabilities                                       (384)          636          (205)
  Increase (decrease) in deferred compensation
    and other liabilities                                                           408        (4,577)        3,405
  Reduction (recognition) of pension liability, net of tax                           --         1,822        (1,822)
                                                                               --------      --------      --------
Net cash provided by operating activities                                         2,679         7,841           722
                                                                               --------      --------      --------
Cash flows from investing activities:
  Acquisition of property and equipment                                          (4,433)      (23,811)       (2,287)
  Proceeds from sale of assets                                                      137             6            81
  Purchase of investments - held to maturity                                     (4,407)         (600)       (2,950)
  Maturity of investments - held to maturity                                      3,805         1,445         1,857
  Issuance of notes receivable                                                       --            --           (86)
  Collection of notes receivable                                                    227            60             8
                                                                               --------      --------      --------
Net cash used in investing activities                                            (4,671)      (22,900)       (3,377)
                                                                               --------      --------      --------

Cash flows from financing activities:
  (Decrease) increase in book overdraft                                              --          (457)          457
  Issuance of debt                                                                   --        20,920            --
  Payment of debt                                                                (1,395)       (1,332)         (118)
  Issuance of common stock                                                        2,717         3,590         1,724
  Purchase of treasury stock                                                       (112)         (414)         (214)
  Payment of dividends                                                           (1,443)       (1,173)         (863)
                                                                               --------      --------      --------
Net cash (used in) provided by financing activities                                (233)       21,134           986
                                                                               --------      --------      --------
Net (decrease) increase in cash and cash equivalents                             (2,225)        6,075        (1,669)
Cash and cash equivalents at beginning of period                                  6,075          --           1,669
                                                                               --------      --------      --------
Cash and cash equivalents at end of period                                     $  3,850      $  6,075
                                                                               ========      ========

Cash payments for interest expense were $1,743, $1,080, and $121, and cash payments for income taxes were $3,517, $1,055, and $1,875, for 1997, 1996, and 1995, respectively.

The accompanying notes are an integral part of the financial statements.

                               THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The M/A/R/C Group is a marketing information services company providing service to over 200 clients nationwide. The majority of our clients are Fortune 500 companies. The M/A/R/C Group offers a wide range of marketing information services through our two operating companies: M/A/R/C Research and Targetbase Marketing.

The financial statements include the accounts of M/A/R/C Inc. (the Company) and its wholly owned companies and corporations and equity investments ranging from 25-30%. All intercompany accounts have been eliminated in consolidation. The Company refers to itself as The M/A/R/C Group.

On January 24, 1997, the Board of Directors of the Company authorized a three-for-two stock split to be effected in the form of a 50% stock dividend. All share, per share, option and warrant amounts, and related prices have been restated for all periods presented to reflect the split paid on February 28, 1997, to shareholders of record on February 7, 1997.

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. These estimates are subjective in nature and involve matters of judgment. Actual amounts could differ from these estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amount approximates fair value due to the short maturity of those instruments.

Revenues

Revenues from marketing research, database marketing, and consulting projects are recognized as services are performed. The Company presents reimbursed client printing and mailing list costs on a net basis.

Expenditures Billable to Clients

Expenditures billable to clients represent costs related to database marketing, marketing research, and other services. Expenditures relating to presentations to prospective clients are expensed as incurred.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided principally using the straight-line method over estimated useful lives as follows:

          Buildings                                 20 to 40 years
          Furniture and equipment                    3 to 10 years
          Leasehold improvements                     1 to 10 years

When assets are sold, retired, or disposed of, any resulting gain or loss is recognized.

The Company periodically reviews the carrying value of its property and equipment to determine if circumstances exist indicating an impairment in the carrying value or that depreciation periods should be modified . If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future operating cash flows. In cases when the Company does not expect to recover its carrying value, the Company recognizes an impairment loss. Management of the Company does not believe that there are any factors or circumstances indicating impairment of any of its property and equipment.

Maintenance and Repairs

Maintenance and repairs for equipment and facilities are expensed, except that substantial renewals which prolong the life of the asset beyond the date previously contemplated are capitalized. Amounts expensed were $621,000, $641,000, and $641,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

Capitalized Software Costs

Capitalized development and software costs relate to amounts expended during the development of various products. Capitalized costs are amortized over the estimated useful life of the product, typically ranging from three to five years. Upon completion of development, future costs associated with maintenance of the product are expensed as incurred. Total amortization expense was $0, $0, and $59,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

Investments

The Company has deemed all of its securities to be held-to-maturity securities, which are securities that management has the positive intent and ability to hold until maturity. These securities include tax-exempt governmental securities. Held-to-maturity securities are stated at cost, adjusted for accretion of discount or amortization of premium. Discounts or premiums are accreted or amortized to interest income over the terms of the securities using the straight-line method, which approximates the interest method. The fair values of investments are based on quoted market prices for those or similar investments.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pending Adoption of Authoritative Statements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management intends to adopt the statement for the year ended December 31, 1998.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 changes current practice by establishing a new framework on which to base segment reporting, including the determination of a segment and the financial information to be disclosed for each segment, referred to as the "management" approach. The management approach requires that management identify "operating segments" based on the way that management disaggregates the entity for making internal operating decisions. FAS 131 is effective for fiscal years beginning after December 31, 1997, and requires restatement of information for earlier periods. Management intends to adopt the statement for the year ended December 31, 1998.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures About Pensions and Other Postretirement Benefits." SFAS 132 revises the employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain other disclosures. SFAS 132 is effective for fiscal years beginning after December 31, 1997, and statement of disclosures for earlier periods provided for comparative purposes is required. Management intends to adopt the statement for the year ended December 31, 1998.

Intangibles

Intangible assets are recorded at cost at the date of acquisition. Amortization is provided using the straight-line method for periods of 7 to 30 years for identifiable assets.

Federal Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Deferred income taxes arise from temporary differences between financial and tax reporting, principally relating to depreciation, capitalized development costs, the supplemental executive retirement plan, installment sales, and pension costs. See Note 9 for the components of deferred tax assets and liabilities and provision for income taxes.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS") beginning with the quarter ended December 31, 1997. SFAS 128 requires basic EPS to be computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period and diluted EPS to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All prior-period EPS data has been restated to conform to the provisions of SFAS 128. See Note 12 for the computation and reconciliation of the numerators and the denominators of the basic and diluted per-share computation.

Foreign Currency Translation

Financial statements of foreign subsidiaries not maintained using U.S. dollars are remeasured into the U.S. dollar functional currency for consolidation and reporting purposes. Assets and liabilities of non-U.S. operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses of non-U.S. operations are translated at the weighted average exchange rate during the year. Resulting translation adjustments are reflected in stockholders' equity. Realized foreign currency gains and losses are included in results of operations.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - NOTES RECEIVABLE

Notes receivable consisted of the following:

                                                                                      December 31,            December 31,
(dollars in thousands)                                                                   1997                    1996
                                                                                         ----                    ----
Note receivable, monthly installments of $1
  through September 1999, bearing interest of 7%                                         $   19                   $  30

Notes receivable from two directors bearing
  interest at prime, due on demand                                                            -                     222

Note receivable bearing interest at prime plus 1%, interest only through January
  1998, thereafter due in equal annual installments through
  January 2005                                                                               54                      54

Note receivable from former employee bearing
  interest at 4.66% due in equal monthly installments                                         6                       -
                                                                                         ------                   -----
  through April 2002                                                                         79                     306


Less current portion                                                                         12                     232
                                                                                         ------                   -----
                                                                                         $   67                   $  74
                                                                                         ======                   =====

The prime rate of interest at December 31, 1997, was 8.5%.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                    December 31,   December 31,
(dollars in thousands)                                 1997           1996
                                                       ----           ----
Land and buildings                                    $22,653        $22,653

Furniture and equipment                                19,838         16,814

Leasehold improvements                                  2,655          3,900
                                                     --------       --------
                                                       45,146         43,367
Less accumulated depreciation and amortization         15,802         15,050
                                                      -------        -------

                                                      $29,344        $28,317
                                                      =======        =======

                               THE M/A/R/C GROUP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - INVESTMENTS

The amortized cost and estimated market value of investment securities as of December 31, 1997, and 1996, were (dollars in thousands):

                                                                     Gross            Gross
                                                 Amortized        Unrealized       Unrealized
               1997                                Cost              Gains           Losses          Fair Value
               ----                                ----              -----           ------          ----------
     Tax-exempt bonds:
       Maturing within 1 year                       $2,524           $114                -             $ 2,638
       Maturing after 1 through 5 years              3,277            193             ($ 2)              3,468
       Maturing after 5 through 10 years             1,407             32               (2)              1,436
       Maturing after 10 years                       2,681            301              (18)              2,965
                                                   -------           ----              ----            -------
                                                    $9,889           $640             ($22)            $10,507
                                                   =======           ====              ====            =======

                                                                     Gross            Gross
                                                 Amortized        Unrealized       Unrealized
               1996                                Cost              Gains           Losses          Fair Value
               ----                                ----              -----           ------          ----------
     Tax-exempt bonds:
       Maturing within 1 year                      $ 3,252           $ 46              $ 7             $ 3,291
       Maturing after 1 through 5 years              4,823            225                2               5,046
       Maturing after 5 through 10 years               407             12                4                 415
       Maturing after 10 years                       2,410            214               26               2,598
                                                   -------           ----              ---             -------
                                                   $10,892           $497              $39             $11,350
                                                   =======           ====              ===             =======

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT

In March 1996, the Company exercised its option to acquire the corporate headquarters for $20,617,000. The Company financed $11,212,000 of the purchase price with a conventional mortgage. The mortgage loan, which bears interest at a fixed rate of 8.93%, is scheduled for ten years of payments on an amortization of 25 years. Annual principal payments are approximately $147,000, with a final payment of $9,307,000 due March 2006. The principal balance of the mortgage loan at December 31, 1997, was $10,991,000. The remainder of the purchase price of the corporate headquarters facility was financed under a four-year $12,000,000 revolving line of credit. Principal payments are scheduled quarterly at $150,000 plus interest with the final reduction of unpaid principle and interest due April 1, 2001. Interest on the bank debt is based on either the bank's prime rate or LIBOR plus 1.0% at the option of the Company. The principal balance of the bank loan at December 31, 1997, was $7,438,000. The four-year revolving line of credit with the bank requires the Company to maintain certain levels of debt coverage, liabilities to net worth, and current assets to current liabilities. The bank changes an unused facility fee of .38% annually.

Maturities of long-term debt for years ending December 31, are as follows:

                           1998                            $    747,000
                           1999                                 760,000
                           2000                                 775,000
                           2001                                 792,000
                           2002 and thereafter               15,126,000
                                                           ------------
                                                           $ 18,200,000
                                                           ============

Based on the borrowing rates currently available to the Company for similar types of borrowing arrangements, the fair value of the mortgage loan would be $11,876,000. The bank debt associated with the purchase of the Company's corporate headquarters is at an adjustable rate; therefore the carrying value approximates fair value.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan to provide pension benefits to substantially all employees. The benefits are based on years of service and the employee's compensation. The Company's funding policy is to make annual contributions that meet or exceed minimum funding requirements.

Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pension Costs," requires that an additional pension liability be recognized when the accumulated pension benefit obligation exceeds the fair value of pension plan assets. At December 31, 1995, this liability was the sum of the unfunded accumulated benefit obligation and the prepaid pension asset. Shareholders' equity was reduced by a corresponding amount, net of tax. No additional liability was required at December 31, 1996, or 1997.

The following table sets forth the plan's funded status and amounts recognized in the Company's financial statements:

                                                                   December 31,         December 31,
     (dollars in thousands)                                            1997                1996
                                                                       ----                ----
     Actuarial present value of benefit obligations:

           Vested benefit obligation                                  $5,085               $4,465
                                                                      ======               ======
           Accumulated benefit obligation                             $5,696               $4,708
                                                                      ======               ======
           Projected benefit obligation                               $7,072               $5,860

     Plan assets at fair value, primarily stocks
       and bonds                                                       6,216                5,211
                                                                      ------                -----
     Excess (deficit) of plan assets over projected
       benefit obligation                                               (856)                (649)

     Unrecognized net loss from experience,
       different from actuarial assumptions                            3,211                2,972

     Prior service cost (credit) not yet recognized
       in net periodic pension cost                                      (52)                 (65)

     Unrecognized transition asset
       being amortized over 15 years                                     (10)                 (13)
                                                                      ------               ------

     Net pension asset                                                $2,293               $2,245
                                                                      ======               ======

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - EMPLOYEE BENEFIT PLANS (Continued)

Pension costs are as follows:

                                                           Year Ended December 31,
(dollars in thousands)                             1997             1996            1995
                                                   ----             ----            ----
Benefit cost for service during the year           $395             $453            $255
Interest cost on projected benefit
  obligations                                       483              488             378
Actual return on plan assets                       (951)            (667)           (611)
Net amortization and deferral                       525              510             367
                                                  -----            -----           -----
                                                   $452             $784            $389
                                                   ====             ====            ====


The expected long-term rate of return on assets was 12 % for the years ended December 31, 1997, 1996, and 1995. The rate of salary progression was 3.9% for the years ended December 31, 1997, 1996, and 1995. The settlement rates used to determine the actuarial present value of projected benefits were 7.25% for the year ended December 31, 1997, 7.75% for the year ended December 31, 1996, and 7.25% for the year ended December 31, 1995. The vested benefit obligation includes the actuarial present value of the vested benefits to which an active employee is entitled, if employment is terminated immediately. Benefits are payable monthly commencing on the latter of age 65, 66, or 67 (in accordance with Social Security retirement age policy), or the participant's date of retirement.

Additionally, all salaried employees are eligible for participation in the employer stock ownership plan (ESOP), the fully insured health and benefit contract in 1997 and 1996, and the health and benefit trust in 1995. The ESOP/401(k) allows employer contributions under Section 401(k) of the Internal Revenue Code. Company contributions are determined by the Compensation Committee of the Board of Directors based on the performance of the Company. The Company absorbs the costs incurred for the administration of the ESOP/401(k). The health and benefit trust charged health costs, as incurred, based upon amounts required to pay insurance premiums and fund medical claims and administrative expenses incurred. On January 1, 1996, the Company entered into a fully insured health and benefit contract with a major insurance carrier. Included in the Company's results of operations are the following costs:

                                     Year Ended December 31,
                             ---------------------------------------
(dollars in thousands)        1997            1996            1995
                              ----            ----            ----
Pension plan                 $  452          $  784          $  389
ESOP/401(k)                     317             552             345
Health and benefit            1,786           1,468           1,455

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - EMPLOYEE BENEFIT PLANS (Continued)

In January 1993, the Company loaned $2,500,000 to the ESOP for the acquisition of 458,277 shares of the Company's common stock. The loan is being repaid over a 15-year period. The rate of interest on the loan is 7.04%. As of December 31, 1997, and 1996, shares allocated to plan participants totaled 152,760 and 122,208 shares, respectively. All remaining shares from the January 1993 acquisition are committed to be released ratably over the remaining life of the ESOP loan. Dividends on allocated shares are paid to participant accounts. Through 1996, dividends on the unallocated shares were reinvested in the Company's common stock and allocated to participants. Beginning in 1997, dividends on unallocated shares were used to repay the loan. The fair market value of the unearned ESOP shares at December 31, 1997, and 1996, was $5,499,000 and $4,257,000, respectively.

Prior to October 1993, the Company had individual supplemental executive retirement plans for 27 executives. In October 1993, the Compensation Committee of the Board of Directors discontinued the plans for all participants except the Chairman Emeritus and two Senior Vice Presidents. During 1995, one Senior Vice President was reinstated and another was added to the plan. As of December 31, 1997, of the five participants, the Chairman Emeritus and two former Senior Vice Presidents, or their beneficiaries, are vested in the plan and drawing benefits. As of December 31, 1997, and 1996, the Company has accrued $1,904,000 and $2,047,000, respectively, for benefits due under the plans. The Company recognizes annual service cost for the plans, plus interest on the accumulated balance. Amounts expensed, including interest, for the years ended December 31, 1997, 1996, and 1995, were $195,000, $229,000, and $372,000, respectively.

The Company follows the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires recognition of the cost of providing postretirement benefits, such as medical and life insurance coverage, over the employee service period based upon the estimated amount and timing of future benefit payments. The Company currently provides medical and life insurance benefits for five retired employees. Executive officers and their dependents are also entitled to receive benefits upon retirement. The costs of these benefits charged to expense during the years ended December 31, 1997, 1996, and 1995, were approximately $16,000, $16,000, and $12,000, respectively. The Company's obligation under SFAS No. 106 at December 31, 1997, and 1996, was not material.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Through March 1996, the Company leased space for its corporate headquarters facility under an operating lease. Company exercised an option to purchase the facility in March 1996. The Company also leases office space and certain equipment under operating lease agreements that have an initial term or remaining noncancelable lease term in excess of one year. Minimum annual future rentals under the terms of the above leases are as follows:

               Year ending December 31:
                           1998                              $2,037,000
                           1999                               1,233,000
                           2000                                 845,000
                           2001                                 594,000
                           2002                                 202,000
                                                            -----------
                                                             $4,911,000
                                                            ===========

Lease expense for facilities and equipment was $1,841,000, $2,559,000, and $4,959,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

The Company provides a letter of credit from a bank for $106,000, in lieu of paying deposits for facility rentals.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - CONCENTRATIONS OF CREDIT RISK


The Company provides marketing information services primarily to consumer-product companies. The Company performs ongoing credit evaluations of its customers. The Company's ten largest customers accounted for approximately 48% of sales in 1997 and approximately 54% and 52% of trade accounts receivable and work in process, respectively, at December 31, 1997. No single customer accounted for 10% or more of total revenues in 1997.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments. The Company maintains cash and cash equivalents in accounts with major financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation.
Management believes credit risk related to these deposits is minimal.

The Company invests its excess cash in deposits with major banks, government securities, tax-exempt securities, and money market type securities. The Company has $6,803,000 of its, $9,889,000 investment in tax-exempt bonds in the state of Texas.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES


Income tax expense on income before income taxes consists of (dollars in thousands):


                                                               Year Ended December 31,
                                                       --------------------------------------
                                                          1997            1996          1995
                                                          ----            ----          ----
      Current provision:
        Federal                                         $2,794         $2,373         $ 1,556
        State                                              397            259             169
                                                        ------         ------          ------
                                                         3,191          2,632           1,725
      Deferred provision                                  (245)            54               -
                                                        ------         ------          ------
      Provision for income taxes charged
        to operations                                    2,946          2,686           1,725
      Stockholders' equity - pension component               -            939            (939)
                                                        ------         ------         -------
      Comprehensive provision for income taxes          $2,946         $3,625         $   786
                                                        ======         ======         =======

Reconciliations of the U.S. corporate income tax rate and the effective tax rate on income before income taxes are summarized below (dollars in thousands):

                                                              Year Ended December 31,
                                                       --------------------------------------
                                                         1997            1996           1995
                                                         ----            ----           ----
U.S. corporate tax rate                                    34%            34%            34%
Income before taxes                                     $9,021         $7,376         $5,000
                                                        ------         ------         ------
Tax expense at statutory rates                           3,067          2,508          1,700
Tax-exempt income                                         (200)          (203)          (227)
Officers' life insurance                                  (247)            41           (188)
Meals and entertainment                                     43             82             60
State income tax                                          (135)           (88)           (23)
Differences between financial reporting
  and tax bases of fixed assets                             13             14            (28)
 Other                                                       8             73            262
                                                        ------         ------         ------
Federal income tax                                       2,549          2,427          1,556
State income tax                                           397            259            169
                                                        ------         ------         ------
Provision for income taxes charged
  to operations                                          2,946          2,686          1,725
Stockholders' equity - pension component                    -             939           (939)
                                                        ------         ------         ------
Comprehensive provision for income
  taxes                                                 $2,946         $3,625         $  786
                                                        ======         ======         ======

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES (Continued)


The components of the net deferred tax liability as of December 31, 1997, and 1996, are as follows (dollars in thousands):

                                                                     1997                               1996
                                                           -------------------------           -------------------------
                                                           Current        Noncurrent           Current        Noncurrent
ASSETS
  Differences between book and tax
    bases of property and equipment,
    excluding building                                         -             $ 427                -              $338
  Allowance for expenditures billable
    to clients                                              $284                 -             $179                 -
  Accounts receivable allowance for
    doubtful accounts                                        116                 -               82                 -
  Liability for director retirement plan                       -               237                -               226
  Other liabilities                                            -               294                -               128
  Unrecognized net pension obligation                          -               177                -                 -
                                                             ---             -----             ----            ------
       Deferred tax asset                                    400             1,135              261               692
                                                             ---             -----             ----            ------

LIABILITIES
  Differences between financial reporting
    and tax bases of building acquired                         -               928                -               937
  Differences between financial reporting
    and tax reporting of sales of fixed
    assets                                                     -               232                -               215
  Prepaid pension asset                                        -               792                -               719
  Excess tax over book amortization
    of intangibles                                             -                 3                -                 7

   Deferred tax liability                                      -             1,955                -             1,878
                                                            ----             -----             ----            ------

  Net current/noncurrent deferred tax
    asset (liability)                                       $400             ($820)            $261           ($1,186)
                                                            ----             -----             ----            ------

  Net deferred tax liability                                                 ($420)                           ($  925)
                                                                             -----                             ======

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCK OPTIONS AND WARRANTS

1983 Stock Option Plan

In March 1993, the 1983 Incentive Stock Option Plan approved by shareholders was terminated, leaving no additional options available for grant under the plan. The 1983 Plan provided for issuance of shares upon exercise of the options and Limited Stock Appreciation Rights (Limited SARs).

Shares under option relating to the 1983 Stock Option Plan for the periods ended December 31 are summarized as follows:

                                            1997                       1996                   1995
                                            ----                       ----                   ----

                                  Number    Weighted      Number    Weighted      Number    Weighted
                                 Of Shares   Average     Of Shares   Average     Of Shares   Average
                                Underlying  Exercise    Underlying  Exercise    Underlying  Exercise
                                  Options    Prices       Options    Prices       Options    Prices
                                  -------    ------       -------    ------       -------    ------
Options outstanding at
  beginning of period             44,868     $5.19       407,817    $ 4.21       573,789     $4.23
Options canceled                    (900)     5.17        (5,895)     5.17       (14,344)     4.80
Options exercised                (22,828)     5.44      (357,054)     4.07      (151,628)     4.50

Options outstanding at
  end of period                   21,140      4.94        44,868      5.19       407,817      4.21

Options exercisable at
  end of period                   21,140      4.94        34,668      5.26       363,117      4.11

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

1991 Nonstatutory Executive Stock Plan

On April 19, 1991, the Board of Directors adopted a Nonstatutory Executive Stock Plan, reserving 360,000 shares of the Company's common stock for issuance. The term of each option shall not exceed ten years. The Committee may set the price, vesting requirement, and exercise terms of options granted under the Plan at its discretion. In September 1994, the Board of Directors amended the plan changing the aggregate number of shares available for grant to 810,000 shares of common stock. As of December 31, 1997, 234,780 shares had been exercised and 184,305 shares remained available for grant. There were no stock options granted under the 1991 Nonstatutory Executive Stock plan during 1997.

Shares under option relating to the 1991 Nonstatutory Executive Stock Option Plan for the periods ended December 31 are summarized as follows:

                                         1997                      1996                    1995
                                         ----                      ----                    ----

                                  Number    Weighted      Number    Weighted      Number    Weighted
                                 Of Shares   Average     Of Shares   Average     Of Shares   Average
                                Underlying  Exercise    Underlying  Exercise    Underlying  Exercise
                                  Options    Prices       Options    Prices       Options    Prices
Options outstanding at
  beginning of period            612,795     $7.91       465,525    $ 6.39       554,325     $6.35
Options granted                        -                 188,250     11.26             -         -
Options canceled                 (15,600)     7.46       (22,980)     6.33       (77,400)     6.03
Options exercised               (205,380)     6.56       (18,000)     6.02       (11,400)     6.33

Options outstanding at
  end of period                  391,815      8.62       612,795      7.91       465,525      6.39

Options exercisable at
  end of period                  146,925      7.39       298,260      6.91       234,543      6.46

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

1997 Stock Option Plan

The M/A/R/C Group 1997 Stock Option Plan was approved by shareholders on April 17, 1997. The plan presently provides for the issuance of Incentive Stock Options, Nonincentive Stock Options, and Limited SARs The aggregate number of shares of common stock which may be issued upon exercise of options granted under the plan is 500,000. During 1997, 244,930 options were granted at $18.50 per share and 14,000 options were granted at $19.63 under the plan leaving 241,070 underlying shares available for grant. As of December 31, 1997, none of the outstanding options to acquire 258,930 shares were exercisable.

The following summarizes information about all stock options outstanding at December 31, 1997:

                                   Options Outstanding                        Options Exercisable
                       --------------------------------------------         -------------------------
                                         Weighted
                                          Average          Weighted                          Weighted
      Range of                           Remaining          Average                           Average
      Exercise           Number         Contractual        Exercise           Number         Exercise
       Prices          Outstanding         Life              Price          Exercisable        Price
       ------          -----------         ----              -----          -----------        -----
$4.33 to $6.33           230,945            2.61           $  6.20             136,055         $  6.11
$11.17 to $12.33         182,250            4.29           $ 11.27              32,250         $ 11.17
$18.50 to $19.63         258,930            7.45           $ 18.56                   -               -
----------------         -------            ----           -------             -------         -------
$4.33 to $19.63          672,125            4.93           $ 12.33             168,305         $  7.08


In 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which provides the Company the option of recognizing the cost of options granted based on fair values of the options at the time of grant. The Company has decided not to elect the cost-recognition provisions of SFAS 123.

The weighted-average fair value of the 258,930 options granted during 1997 was $7.51 per option. The weighted-average fair value of the 188,250 options granted during 1996 was $3.71 per option. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997 and 1996: dividend yield between 2% and 2.4%; risk-free interest rates range from 5.5% to 6.3%; expected lives of the options range from four to five years; and volatility factors from 35% to 60%.

Had the compensation expense for the 258,930 options granted during 1997 and the 188,250 options granted during 1996 been based on the fair value pricing model described above, additional compensation expense (net of tax) of $370,000 and $66,000 would have been recognized in 1997 and 1996, respectively.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995. The Company anticipates making awards in the future under its stock-based compensation plans.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

Stock Warrants

The Company issued warrants on 500,400 shares of its common stock to seven senior executives. The warrants were sold for their estimated fair market value of $.55 each. Each warrant represented the right to purchase one share of the Company's common stock at prices ranging from $4.30 to $5.00 per share prior to March 1, 1997. On January 18, 1993, the Board of Directors authorized the issuance of 500,400 shares of restricted common stock of the Company. Such shares were issued in tandem with the 500,400 warrants. The exercise of a warrant resulted in the corresponding loss of a restricted share.

All warrants for the 500,400 shares of common stock have been exercised, 51,300 of those in 1997. Concurrent with the exercise of the warrants, an equal number of the restricted shares were returned to the Company and retired.

The Company has additional warrants on its common stock issued as follows:

                                                                1997
                                                                ----
                                                    Warrants         Exercise Price
                                                    --------         --------------
Warrants outstanding at beginning
    of period                                         75,000            $ 7.17
Warrants granted                                      57,500       $14.88 to $18.50
Warrants exercised                                   (26,000)           $ 7.17
Warrants outstanding at the end of
    the period                                       106,500            $ 7.17


Restricted Stock

In January 1996, the Company issued 315,000 shares of restricted common stock valued at the then market price of $10 per share to the Chief Executive Officer and one Executive Vice President of the Company. The related deferred compensation is presented as a reduction to shareholders' equity. As the restriction on these shares lapses ratably over a 15-year period, compensation expense of $215,000 is being recognized annually.

NOTE 11 - RELATED PARTY TRANSACTIONS

At December 31, 1997, and 1996, the Company had outstanding loans of $0 and $316,000, respectively, to employees, directors, and officers of the Company. The loans were for various periods up to one year and bore interest at the prime rate.

The Company entered into a noncompetition agreement with the Vice Chairman of the Board of Directors, under which the Vice Chairman provided certain consulting services to the Company. It provided for the Company to pay fees of $60,000 during each calendar year. The Company also provided certain benefits to the Vice Chairman including an automobile, health insurance coverage, life insurance coverage, and operating expenses. The agreement expired December 31, 1997.

The Company has a director retirement plan for all directors who are not employees of the Company. Benefits are payable to any director who completes five years or more of service when the director retires from the Board of Directors and continue for a period of time equal to the term of service on the Board. The directors' benefit under the plan is equal to the average of the annual retainer and committee fees paid during the three years served with the highest compensation. The amounts expensed in 1997, 1996, and 1995, were approximately $70,000, $122,000, and $122,000, respectively. In January of 1997, the Board of Directors approved the discontinuation of the retirement plan for all outside directors whose initial term of service begins after January 24, 1997.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - EARNINGS PER SHARE


Computation of basic and diluted earnings per share in accordance with SFAS 128 are as follows (in thousands, except per share amounts):

                                                Year Ended              Year Ended              Year Ended
                                             December 31, 1997       December 31, 1996       December 31, 1995
                                             -----------------------------------------------------------------
                                              Basic   Diluted         Basic   Diluted         Basic   Diluted
                                             -----------------------------------------------------------------
Income available to common
  shareholders                                $6,075     $6,075      $4,690      $4,690      $3,275     $3,275
                                              ======     ======      ======      ======      ======     ======

Weighted average number of
  common shares outstanding                    4,785      4,785       4,388       4,388       3,873      3,873
                                              ======                 ======                  ======

Effect of dilutive securities:
  Dilutive stock options and
  warrants                                                  249                     308                    559
                                                         ------                  ------                  -----

                                                          5,034                   4,696                  4,432
                                                         ======                  ======                  =====

Earnings per share:
  Net income                                  $ 1.27     $ 1.21      $ 1.07      $ 1.00      $  .85     $  .74
                                              ======     ======      ======      ======      ======     ======

For the effect of SFAS 123 on the earnings per share, see Note 10.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - INTERIM FINANCIAL INFORMATION
                 (Unaudited)


The following represents unaudited interim financial information for the years ended December 31, 1997, and 1996 (dollars in thousands, except per share and share amounts).

                                              Year Ended December 31, 1997
                                  ------------------------------------------------------------

                                    First            Second           Third          Fourth
                                   Quarter          Quarter          Quarter        Quarter
                                   -------          -------          -------        -------
Revenues                            $ 22,684         $ 26,019        $ 23,747         $ 24,259

Costs and expenses                    20,472           23,529          21,187           22,140
                                    --------         --------        --------         --------

Operating income                       2,212            2,490           2,560            2,119

Interest and other income
   (expense)                            (163)             340            (270)            (267)
                                    --------         --------        --------         --------

Income before taxes                    2,049            2,830           2,290            1,852

Income taxes                             738              765             802              641
                                    --------         --------        --------         --------

Net income                          $  1,311         $  2,065        $  1,488         $  1,211
                                    ========         ========        ========         ========

Earnings per share (diluted)        $    .27         $    .41        $    .29         $    .24
                                    ========         ========        ========         ========

Weighted average shares
  outstanding (diluted)            4,858,600        5,062,552       5,170,366        5,135,300

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - INTERIM FINANCIAL INFORMATION  (Continued)
                  (Unaudited)

                                                            Year Ended December 31, 1996
                                                ----------------------------------------------------
                                                 First         Second           Third       Fourth
                                                Quarter        Quarter         Quarter      Quarter
                                                -------        -------         -------      -------
      Revenues                                 $ 19,292        $ 22,240       $ 22,184     $ 21,743

      Costs and expenses                         18,315          19,910         19,961       19,301
                                               --------        --------       --------     --------

      Operating income                              977           2,330          2,223        2,442

      Interest and other income
         (expense)                                  169            (311)          (326)        (128)
                                               --------        ---------      ---------    ---------

      Income before taxes                         1,146           2,019          1,897        2,314

      Income taxes                                  412             727            683          864
                                               --------        --------       --------     --------

      Net income                               $    734        $  1,292       $  1,214     $  1,450
                                               ========        ========       ========     ========

      Earnings per share (diluted)             $    .16        $    .27       $    .27     $    .30
                                               ========        ========       ========     ========

      Weighted average shares
        outstanding (diluted)                 4,609,500       4,755,000      4,705,500    4,917,300

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - SUBSEQUENT EVENT

On November 3, 1997, the Company acquired 25% of Intelligent Database Marketing Limited (idm), a database marketing company headquartered in Middlesbrough, England. As part of the agreement, the Company had the option to acquire the remaining 75% of idm over the next two years. The Company paid $1,300,000 in cash for its 25% interest. On January 9, 1998, the Company announced it had notified shareholders of idm of its intention to exercise its option to acquire the remaining 75% effective January 31, 1998. The acquisition, anticipated to close in late April, is expected to be "earnings neutral" to "slightly accretive" in 1998. Intelligent Database Marketing generated revenues of approximately $4,000,000 in 1996.