Form 10-Q
period 1998-03-31
MARC GROUP
filed 1998-05-12
CIK 356287

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the period from                            to
                   --------------------------      -----------------------------

Commission file number 0-13217

                                  M/A/R/C Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Texas                                           75-1781525
---------------------------------------        ---------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

7850 North Belt Line Road, Irving, Texas                     75063
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


                                 (972) 506-3400
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

Yes  X   No
   ------  ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      No
   ------  ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,208,976 shares as of March 31, 1998.

                                THE M/A/R/C GROUP

                                      INDEX

                                   (UNAUDITED)




                                                                                                         Page No.
                                                                                                         --------
     PART I.  FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Consolidated Balance Sheets
                             March 31, 1998, and December 31, 1997..........................................1

                           Consolidated Statements of Operations
                             Three Months Ended March 31, 1998, and 1997....................................2

                           Consolidated Statement of Changes in Stockholders' Equity
                             Three Months Ended March 31, 1998..............................................3

                           Consolidated Statements of Cash Flows
                             Three Months Ended March 31, 1998, and 1997....................................4

                           Consolidated Notes to Financial Statements.......................................5

                           Report of Independent Accountants................................................6


              Item 2.      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations..........................................7-9


     PART II.  OTHER INFORMATION...........................................................................10

              Item 4.      Submission of Matters to a Vote of Security Holders

                          PART I. FINANCIAL INFORMATION
                                THE M/A/R/C GROUP
                           CONSOLIDATED BALANCE SHEETS


                                                                             (Unaudited)
                                                                            March 31, 1998     Dec. 31, 1997
                                                                            --------------    --------------
                                                                                 (Dollars in Thousands)
ASSETS
Current Assets:
        Cash and short-term investments                                     $        6,032    $        6,374
        Trade accounts receivable, net                                              11,004            14,512
        Expenditures billable to clients, net                                        7,090             5,888
        Notes receivable                                                                10                12
        Federal income tax receivable                                                1,222               741
        Deferred income taxes receivable                                               400               400
        Prepaid expenses and other current assets                                    1,053             2,307
                                                                            --------------    --------------
          Total Current Assets                                                      26,811            30,234
                                                                            --------------    --------------

Notes receivable, less current portion                                                  66                67
Property and equipment, less accumulated depreciation of
        $16,561,000 and $15,802,000, respectively                                   30,134            29,344
Investments at cost                                                                  7,441             7,365
Intangibles, less accumulated amortization of $3,117,000
        and $3,039,000, respectively                                                 2,017             1,987
Prepaid pension costs and other assets                                               6,097             5,977
                                                                            --------------    --------------
TOTAL ASSETS                                                                $       72,566    $       74,974
                                                                            ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
        Current portion, long-term debt                                     $          747    $          747
        Trade accounts payable                                                       1,383             1,425
        Advance payments from clients                                                3,016             2,615
        Other accrued liabilities                                                    1,140             1,709
                                                                            --------------    --------------
          Total Current Liabilities                                                  6,286             6,496

Long-term debt, less current portion                                                17,256            17,453
Deferred taxes payable and other liabilities                                         2,275             3,464
                                                                            --------------    --------------
    Total Liabilities                                                               25,817            27,413
                                                                            --------------    --------------

Stockholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized,
  6,565,133 and 6,530,033 issued, respectively                                       6,565             6,530
Capital in excess of par value                                                      11,218            10,951
Retained earnings                                                                   41,790            42,907
Less treasury stock at cost, 1,356,157 and 1,356,197 shares, respectively           (8,378)           (8,286)
Unearned compensation                                                               (2,671)           (2,725)
Unearned ESOP shares                                                                (1,775)           (1,816)
                                                                            --------------    --------------
    Total Stockholders' Equity                                                      46,749            47,561
                                                                            --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $       72,566    $       74,974
                                                                            ==============    ==============

The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998, AND 1997
                                   (UNAUDITED)



                                                          1998            1997
                                                       -----------    -----------
                                                          (Dollars in Thousands,
                                                          Except Per Share Data)


Revenues                                               $    20,399    $    22,684

Costs and expenses                                          21,609         20,472
                                                       -----------    -----------

        Operating income (loss)                             (1,210)         2,212

Interest and other income (expense) net                        (41)          (163)
                                                       -----------    -----------

        Income (loss) before taxes                          (1,251)         2,049

Federal and state income tax provision (benefit)              (522)           738
                                                       -----------    -----------

  NET INCOME (LOSS)                                    $      (729)   $     1,311
                                                       ===========    ===========

Net income (loss) per share (basic)                    $      (.15)   $       .28
                                                       ===========    ===========

Net income (loss) per share (diluted)                  $      (.15)   $       .27
                                                       ===========    ===========


Weighted average common shares outstanding (basic)       4,884,791      4,628,482
                                                       ===========    ===========

Weighted average common shares outstanding (diluted)     4,884,791      4,858,554
                                                       ===========    ===========


The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)




                                          Common      Capital in                             Unearned     Cost of
                                         Stock, $1    Excess of   Retained     Unearned        ESOP      Treasury
                                         Par Value    Par Value   Earnings    Compensation     Shares     Stock
                                         ---------    ----------  --------    ------------    --------   ---------
                                                                   (Dollars in Thousands)


Balance at December 31, 1997             $   6,530    $  10,951   $ 42,907    $     (2,725)   $ (1,816)   $ (8,286)

     Exercise options/warrants                  35          189

     Purchase treasury stock                                                                                   (92)

     Amortization of compensation                                                       54

     Dividends paid ($0.075 per share)                                (388)

     Release of ESOP shares                                  78                                     41

     Net income (loss)                                                (729)

                                         ---------    ---------   --------    ------------    --------    --------
Balance at March 31, 1998                $   6,565    $  11,218   $ 41,790    $     (2,671)   $ (1,775)   $ (8,378)
                                         =========    =========   ========    ============    ========    ========


The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)



                                                                               1998       1997
                                                                              -------    -------
                                                                            (Dollars in Thousands)
Cash flows from operating activities:
        Net income (loss)                                                     $  (729)   $ 1,311
        Adjustments to reconcile income (loss)  to net cash
          provided by operating activities:
              Depreciation and amortization                                     1,016        818
              ESOP expense                                                        119        107
              Amortization of unearned compensation                                54         53
              Loss on sale of property and equipment                               --          3
        Changes in assets and liabilities:
              Net decrease (increase) in receivables and WIP                    2,306     (4,455)
              Net increase in prepaids and other                                  688       (579)
              Decrease in trade accounts payable                                  (42)      (797)
              (Decrease) increase in accrueds and other liabilities            (1,758)        66
              Net increase (decrease) in advances from clients                    401       (639)
                                                                              -------    -------
                Net cash provided by (used in) operating activities             2,055     (4,112)
                                                                              -------    -------

Cash flows from investing activities:
        Purchases of property and equipment                                    (1,871)      (718)
        Net reductions of notes receivable                                          3         50
        Net increase of investments                                               (76)       (14)
                                                                              -------    -------
              Net cash used in investing activities                            (1,944)      (682)
                                                                              -------    -------

Cash flows from financing activities:
        Payments on long-term debt                                               (197)       (27)
        Issuance of common stock                                                  224      1,450
        Cash dividends paid                                                      (388)      (348)
        Purchase of treasury stock                                                (92)         0
                                                                              -------    -------
              Net cash (used in) provided by financing activities                (453)     1,075
                                                                              -------    -------

Net decrease in cash                                                             (342)    (3,719)
Cash at beginning of period                                                     6,374      9,327
                                                                              -------    -------
Cash at end of period                                                         $ 6,032    $ 5,608
                                                                              =======    =======


        The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 1998, the consolidated results of its operations for the three months ended March 31, 1998, and March 31, 1997, and its consolidated cash flows for the three months ended March 31, 1998, and March 31, 1997. Certain prior-period amounts have been reclassified to be consistent with current-year presentation.

2. These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The December 31, 1997, condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, should be read in conjunction with the accompanying condensed consolidated financial statements.

3. On January 24, 1997, the Board of Directors of the Company authorized a three-for-two stock split to be effected in the form of a 50% stock dividend. All share, per share, option and warrant amounts, and related prices have been restated for all periods presented to reflect the split paid on February 28, 1997, to shareholders of record on February 7, 1997.

4.         The Company adopted Statement of Financial Accounting Standards No.
      128, Earnings Per Share (SFAS 128) for the period ending December 31, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for basic and fully diluted earnings per share.

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Shareholders of The M/A/R/C Group:

We have reviewed the accompanying consolidated balance sheet of The M/A/R/C Group as of March 31, 1998, and the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1998, and 1997, and the consolidated statement of changes in shareholders' equity for the three-month period ended March 31, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Coopers & Lybrand L.L.P.
April 29, 1998

                           MANAGEMENT'S DISCUSSION AND

                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


       The M/A/R/C Group is a marketing information services company, providing service to over 200 clients nationwide. The majority of our clients are large public companies. The Company offers a wide range of marketing information services through its two operating divisions: M/A/R/C Research and Targetbase Marketing.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998, WITH THREE MONTHS ENDED MARCH 31, 1997

       Revenues decreased to $20,399,000 for the three-month period ended March 31, 1998, compared with revenues of $22,684,000 for the three-month period ended March 31, 1997. Production and administrative expenses were 105.9% of revenues, compared with 90.2% for the prior year.

       The Company recorded an operating loss of $1,210,000 compared with operating income of $2,212,000 last year for the comparable quarter.

       Results for the quarter were heavily impacted by one-time charges in the Company's Targetbase division and declining revenues at M/A/R/C Research.

         The two one-time charges were unusual and isolated circumstances. In one of the two cases, higher-than-expected expenses were incurred in carrying out a client program and, because of a fixed-price contract, the Company was not able to recover those expenses through negotiation with that client. In the second case, costs were incurred to correct a problem with a client program. In both cases, ongoing relationships with the clients were retained. The total of these charges was $1,131,000 before tax, or 14 cents per share after tax.

         The Company also recorded severance charges of $191,000, or 2 cents per share after tax, as part of its cost reduction strategy for M/A/R/C Research.

         Looking at the two businesses in more detail: Targetbase revenues were nearly $11,500,000, up 18% over the same quarter last year. Targetbase's operating margin without the one-time charges would have been 15%, which is in line with historical performance.

         M/A/R/C Research continued to be affected by the decrease in client spending that has been occurring since the fourth quarter of 1997. Revenues were $8,932,000, down 31% from the comparable quarter last year, and the business posted an operating loss for the quarter.

       Net interest and other income (expense) increased $122,000 to ($41,000) for the comparable three-month period.

       The Company recorded a net loss for the three-month period ended March 31, 1998, of $729,000 ($.15 a share) compared with net income of $1,311,000
($.27 a share) for the comparable three-month period ended March 31, 1997.

       The weighted average number of shares outstanding increased to 4,884,800 from 4,628,400 last year. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 297,879 shares held in the Employee Shareholders Ownership Plan that have not been released to participants. The Company repurchased 5,500 shares of its stock during the three-month period ended March 31, 1998.

CAPITAL RESOURCES AND LIQUIDITY

       From December 31, 1997, to March 31, 1998, cash and short-term investments decreased $342,000 primarily because of the net loss sustained by the Company during the three-month period and the capital investment made during the quarter. The March 31, 1998, cash and short-term investments position of $6,032,000 and the temporary investment position of $7,441,000, the working capital position of $20,525,000, and the existing and unused lines of bank credit totaling $4,561,997 are adequate to support the Company's cash requirements for operating and capital expenditures,

THE M/A/R/C GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


as well as the pending acquisition of the remaining 75% of Intelligent Database Marketing Limited (idm), a database marketing company headquartered in Middlesborough, England.

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

                           PART II--OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


On April 30, 1998, subsequent to the close of the first quarter, The M/A/R/C Group will hold its annual shareholders' meeting for the fiscal year ended December 31, 1997. The shareholders will vote on the following proposal:

       A. To elect three directors, Cecil B. Phillips, Rolan G. Tucker, and Jack
       D. Wolf, to hold office for a three-year term expiring at the 2001 shareholders' meeting or until their successors are elected and have qualified.

          Incumbent director serving for a three-year term expiring at the 1999 shareholders' meeting is Elmer L. Taylor, Jr. Incumbent directors serving for a three-year term expiring at the 2000 shareholders' meeting are Sharon M. Munger and Edward R. Anderson.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       The M/A/R/C Group
                                                --------------------------------
                                                           (Registrant)



Date:     May 15, 1998                           /s/  Sharon M. Munger
     ---------------------------                --------------------------------
                                                Sharon M. Munger
                                                (Chairman of the Board and
                                                Chief Executive Officer)



Date:     May 15, 1998                           /s/ Harold R. Curtis
     ---------------------------                --------------------------------
                                                Harold R. Curtis
                                                (Chief Financial Officer)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                                EXHIBIT
------                                -------

27                       Financial Data Schedule