Form 10-Q
period 1998-06-30
MARC GROUP
filed 1998-08-11
CIK 356287

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the period from                        to
                   -----------------------    ---------------------------------

Commission file number 0-13217

                                  M/A/R/C Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                      75-1781525
-------------------------------              ---------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

7850 North Belt Line Road, Irving, Texas                   75063
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                               (972)506-3400
------------------------------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)


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

Yes       No
   _____     _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,307,873 shares as of June 30, 1998.

                                THE M/A/R/C GROUP

                                      INDEX

                                   (UNAUDITED)

                                                                                                Page No.
                                                                                                --------
PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Independent Accountant's Report..................................................i

                      Consolidated Balance Sheets
                        June 30, 1998, and December 31, 1997...........................................1

                      Consolidated Statements of Income
                        Three Months Ended June 30, 1998, and 1997.....................................2

                      Consolidated Statements of Operations
                        Six Months Ended June 30, 1998, and 1997.......................................3

                      Consolidated Statement of Changes in Stockholders' Equity
                        Six Months Ended June 30, 1998.................................................4

                      Consolidated Statements of Cash Flows
                        Six Months Ended June 30, 1998, and 1997.......................................5

                      Consolidated Notes to Financial Statements.......................................6


         Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.........................................7-10


PART II.  OTHER INFORMATION

         Item 4.      Submission of Matters to a Vote of Security Holders.............................11

COOPERS & LYBRAND


                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Shareholders of The M/A/R/C Group


We have reviewed the accompanying consolidated balance sheet of The M/A/R/C Group as of June 30, 1998, the related condensed consolidated statements of income and cash flows for the three-month periods ended June 30, 1998, and 1997, the condensed consolidated statements of operations, cash flows for the six-month periods ended June 30, 1998, and 1997, and the consolidated statement of changes in shareholders' equity for the six-month period ended June 30, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP
July 21, 1998

                          PART I. FINANCIAL INFORMATION
                                THE M/A/R/C GROUP
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               June 30, 1998   Dec. 31, 1997
                                                                               -------------   -------------
                                                                                   (Dollars in Thousands)
ASSETS
Current Assets:
        Cash and short-term investments                                           $  2,433      $  6,374
        Trade accounts receivable, net                                              13,614        14,512
        Expenditures billable to clients, net                                        7,707         5,888
        Notes receivable                                                                10            12
        Federal income tax receivable                                                1,005           741
        Deferred income taxes receivable                                               378           400
        Prepaid expenses and other current assets                                    2,698         2,307
                                                                                  --------      --------
          Total Current Assets                                                      27,845        30,234
                                                                                  --------      --------

Notes receivable, less current portion                                                  63            67
Property and equipment, less accumulated depreciation of
      $ 17,157,000 and 15,802,000 respectively                                      31,697        29,344
Investments at cost                                                                  8,735         7,365
Intangibles, less accumulated amortization of$ 3,139,000
        and$ 3,039,000, respectively                                                 6,094         1,987
Prepaid pension costs and other assets                                               6,291         5,977
                                                                                  --------      --------
TOTAL ASSETS                                                                      $ 80,725      $ 74,974
                                                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
        Current portion, long-term debt                                           $    747      $    747
        Trade accounts payable                                                       2,021         1,425
        Advance payments from clients                                                2,120         2,615
        Other accrued liabilities                                                    1,718         1,709
                                                                                  --------      --------
          Total Current Liabilities                                                  6,606         6,496

Long-term debt, less current portion                                                22,181        17,453
Deferred taxes payable and other liabilities                                         3,268         3,464
                                                                                  --------      --------
    Total Liabilities                                                               32,055        27,413
                                                                                  --------      --------

Stockholders' Equity:
Common stock,$ 1 par value, 15,000,000 shares authorized,
  6,684,000 and 6,530,033 issued, respectively                                       6,684         6,530
Capital in excess of par value                                                      13,272        10,951
Retained earnings                                                                   41,797        42,907
Less treasury stock at cost, 1,376,127 and 1,356,197 shares, respectively           (8,732)       (8,286)
Unearned compensation                                                               (2,617)       (2,725)
Unearned ESOP shares                                                                (1,734)       (1,816)
                                                                                  --------      --------
    Total Stockholders' Equity                                                      48,670        47,561
                                                                                  --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 80,725      $ 74,974
                                                                                  ========      ========

The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1998, AND 1997
                                   (UNAUDITED)

                                                                          1998                 1997
                                                                        --------              -------
                                                                           (Dollars in Thousands,
                                                                            Except Per Share Data)
Revenues                                                               $  24,074            $  26,019

Costs and expenses                                                        23,288               23,529
                                                                       ---------            ---------

        Operating income                                                     786                2,490

Interest and other income (expense) net                                      (14)                 340
                                                                       ---------            ---------

        Income before taxes                                                  772                2,830

Federal and state income tax provision                                       272                  765
                                                                       ---------            ---------

  NET INCOME                                                           $     500            $   2,065
                                                                       =========            =========

Net income per share - Basic                                           $     .10            $     .43
                                                                       =========            =========

Net income per share - Diluted                                         $     .10            $     .41
                                                                       =========            =========

Weighted average common shares outstanding - Basic                     4,961,995            4,811,342
                                                                       =========            =========

Weighted average common shares outstanding - Diluted                   5,158,610            5,062,552
                                                                       =========            =========


The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998, AND 1997
                                   (UNAUDITED)

                                                               1998          1997
                                                             ---------     ---------
                                                              (Dollars in Thousands,
                                                              Except Per Share Data)
Revenues                                                     $  44,473     $  48,702

Costs and expenses                                              44,897        44,000
                                                             ---------     ---------

        Operating income (loss)                                   (424)        4,702

Interest and other income (expense) net                            (55)          177
                                                             ---------     ---------

        Income (loss) before taxes                                (479)        4,879

Federal and state income tax provision (benefit)                  (250)        1,503
                                                             ---------     ---------

  NET INCOME (LOSS)                                          $    (229)    $   3,376
                                                             =========     =========

Net income (loss) per share - Basic                          ($    .05)    $     .72
                                                             =========     =========

Net income (loss) per share - Diluted                        ($    .05)    $     .68
                                                             =========     =========


Weighted average common shares outstanding - Basic           4,923,606     4,720,409
                                                             =========     =========

Weighted average common shares outstanding - Diluted         4,923,606     4,948,470
                                                             =========     =========


The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


                                               Common      Capital in                               Unearned       Cost of
                                              Stock, $1     Excess of     Retained     Unearned       ESOP        Treasury
                                              Par Value     Par Value     Earnings   Compensation    Shares        Stock
                                              ---------    ----------     --------   ------------   ---------     ---------
                                                                         (Dollars in Thousands)
Balance at December 31, 1997                  $  6,530      $ 10,951      $ 42,907     ($ 2,725)     ($ 1,816)     ($ 8,286)

     Exercise options/warrants                      52           418

     Purchase treasury stock                                                                                           (446)

     Amortization of compensation                                                           108

     Dividends paid ($0.15 per share)                                         (881)

     Release of ESOP shares                                      162                                       82

     Acquisition of idm                            102         1,741

     Net income (loss)                                                        (229)
                                              --------      --------      --------     --------      --------      --------
Balance at June 30, 1998                      $  6,684      $ 13,272      $ 41,797     ($ 2,617)     ($ 1,734)     ($ 8,732)
                                              ========      ========      ========     ========      ========      ========




The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                   1998          1997
                                                                                 --------      --------
                                                                                   (Dollars in Thousands)
Net cash flow from operating activities:
        Net income (loss)                                                        ($   229)     $  3,376
        Noncash items:
          Depreciation and amortization                                             2,154         1,812
          ESOP Expense                                                                244           237
          Amortization of unearned compensation                                       108           107
          (Gain) loss on sale or property and equipment                               (14)            2
          Bad-debt expense                                                            560           301
          (Gain) loss on equity-method investment                                     (61)          344

        Net (increase) in receivables and
          expenditures billable to clients                                            306        (5,752)
        Net (increase) decrease in prepaid expenses and other assets               (1,186)          897
        Increase (decrease) in trade accounts payable                                 107          (695)
        Increase (decrease) in accrued liabilities and other liabilities             (462)         (239)
                                                                                 --------      --------
        Net cash provided by operating activities                                   1,527           390
                                                                                 --------      --------

Cash flows from investing activities:
        Acquisition of property and equipment                                      (2,610)       (2,579)
        Net (additions to) reductions in notes receivable                               6            45
        Purchase of idm                                                            (4,144)           --
        Net (increase in) reduction of investments                                 (1,417)         (508)
                                                                                 --------      --------

        Net cash used by investing activities                                      (8,165)       (3,042)
                                                                                 --------      --------
Cash flows from financing activities:
        Net (decrease) increase in customer advances                                 (495)          191
        Acquisition (payment) of short-term debt                                       --         1,000
        Acquisition (payment) of long-term debt                                     4,049          (640)
        Issuance of common stock                                                      470         1,748
        Cash dividends paid                                                          (881)         (758)
        Issue/(purchase of) treasury stock                                           (446)          (83)
                                                                                 --------      --------
        Net cash provided (used) by financing activities                            2,697         1,458
                                                                                 --------      --------
        Net increase (decrease) in cash                                            (3,941)       (1,194)
        Cash and short-term investments at December 31                              6,374         9,327
                                                                                 --------      --------
        Cash and short-term investments at June 30                               $  2,433      $  8,133
                                                                                 ========      ========
Schedule of noncash investing acitivity:
Acquisition of idm
        Cash paid                                                                $  4,144
        Common stock issued                                                           102
        Capital in excess of par                                                    1,741
                                                                                 --------
                                                                                    5,987
                                                                                 ========
        Net assets consolidated                                                     1,542
        Goodwill recorded                                                           4,445
                                                                                 --------
                                                                                 $  5,987
                                                                                 ========

The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 1998, the consolidated results of its operations for the three months ended June 30, 1998, and June 30, 1997, and its consolidated cash flows for the three months ended June 30, 1998, and June 30, 1997. Certain prior-period amounts have been reclassified to be consistent with current-year presentation.

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

       The following Management's Discussion is presented comparing the six months ended June 30, 1998, with the six months ended June 30, 1997, and the three months ended June 30, 1998, with the three months ended June 30, 1997.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998, WITH SIX MONTHS ENDED
JUNE 30, 1997

       Revenues decreased to $44,473,000 for the six-month period ended June 30, 1998, compared with revenues of $48,702,000 for the six-month period ended June 30, 1997. Production and administrative expenses were 100.1% of revenues, compared with 90.3% for the prior year.

       For the six months this year, the Company recorded an operating loss of ($424,000) compared with operating income of $4,702,000 last year for the same period.

       Results for the six months of 1998 were impacted by one-time charges in the Company's Targetbase division occurring in the first quarter and amounting to $1,131,000 before tax, or $.14 per share, and declining revenues and profitability in M/A/R/C Research. The one-time charges were associated with client work, in one case higher-than-expected expenses were incurred carrying out a client program and were unrecoverable. In the second case, costs were incurred to correct a problem. Overall, Targetbase has performed well during the six-month period showing a sales increase of 18%, and excluding the one-time charges discussed above, has recorded double-digit operating margins in the low teens.

THE M/A/R/C GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

       Our Acquire, Retain, and Maximize (ARM(TM)) software platform is ready for launch, and we incurred approximately $250,000 in operating expenses during the first six months associated with the system.

       Though our Research business has had a very disappointing six months, the months of May and June began to show some resurgence with the division being marginally profitable in June. Management has reduced costs in this division which began to show some revenue recoverability in the second quarter.

       Net interest and other income decreased $232,000 to ($55,000) for the comparable six months. The prior-year period includes a net nonrecurring benefit of $391,000 ($.08 per share) associated with certain life insurance proceeds and the write-down of an investment.

       The Company reported a net loss of ($229,000), or ($.05) a share, for the first six months of 1998 compared with net income of $3,376,000, or $.68 per share a year ago.

       The weighted average number of shares outstanding increased to 4,923,606 from 4,720,409 last year. In accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 290,241 shares held in the Employee Stock Ownership Plan that have not been released to participants. The Company repurchased 25,500 shares of its stock during the six-month period ended June 30, 1998.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998, WITH THREE MONTHS ENDED JUNE 30, 1997

       Revenues for the second quarter ended June 30, 1998, were $24,074,000 compared with $26,019,000 for the similar period in 1997.

THE M/A/R/C GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

       Production and administrative expenses were 96.7% for the period compared with 90.4% for the prior year.

       Operating income declined to $786,000 from $2,490,000 for the prior-year comparable period. The primary reason for the decline in operating income was the continuing losses associated with the Research business. The months of May and June began to reflect improved results in this division as revenues improved against a cost base that management has reduced.

       Targetbase performed well during the second quarter generating a 21% sales increase over the comparable period last year. Those results included $1,075,000 in sales from the recently acquired Intelligent Database Marketing
(idm) business located in Middlesborough, England. idm was relatively earnings neutral for the quarter after goodwill and interest charges associated with the acquisition.

       Net interest and other income declined ($354,000) to ($14,000). The second quarter of 1997 included a nonrecurring benefit of $391,000, or ($.08) per share, associated with certain insurance proceeds and the write-down of an investment.

       Net income for the three-month period ended June 30, 1998, fell to a level of $500,000, or $.10 a share, on a diluted basis from 2,065,000, or $.41 a share, the year before.

       The weighted average number of shares outstanding increased to 4,961,995 from 4,811,342 last year. In accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 290,341 shares held in the Employee Stock Ownership Plan that have not been released to participants. The Company repurchased 20,000 shares of its stock during the three-month period ended June 30, 1998.

THE M/A/R/C GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


CAPITAL RESOURCES AND LIQUIDITY

       From December 31, 1997, to June 30, 1998, cash and short-term investments decreased $3,941,000. Most of the decline resulted from capital investments made during the six months measured against decreased cash flow from operations. During the second quarter, the Company incurred approximately $4,000,000 in long-term debt associated with the acquisition of idm, a database company in Middlesborough, England. The Company feels its June 30, 1998, cash and short-term investment position of $2,433,000, the temporary investment position of $8,735,000, the working capital position of $21,307,000, and the remaining unused bank line of credit are adequate to support the Company's cash requirements for operating and capital expenditures.

EFFECT OF INFLATION ON OPERATIONS

       Due to a wide diversity in terms of project size, costs, and project duration, the Company is unable to estimate accurately the effects of inflation on its revenue and profit. The major consequence of inflation is mitigated by controlling cost estimating procedures in a timely manner where possible.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


On April 30, 1998, subsequent to the close of the first quarter, The M/A/R/C Group held its annual shareholders' meeting for the fiscal year ended December 31, 1997. The shareholders voted on the following proposal:

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

       B. Results of the election are as follows: 4,808,707 votes, or 99.59% of the quorum, were cast for Cecil B. Phillips, 4,808,386, or 99.58% of the quorum for Rolan G. Tucker, and 4,808,635, or 99.58% of the quorum for Jack D. Wolf, declaring them elected.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   The M/A/R/C Group
                                         -------------------------------------
                                                     (Registrant)



Date:     August 10, 1998                      /s/ SHARON M. MUNGER
     ------------------------            -------------------------------------
                                            Sharon M. Munger
                                            (Chairman of the Board and
                                            Chief Executive Officer)


                                               /s/ HAROLD R. CURTIS
Date:     August 10, 1998                -------------------------------------
     ------------------------               Harold R. Curtis
                                            (Chief Financial Officer)

                                INDEX TO EXHIBITS




  Exhibit
  Number               Exhibit
  -------              -------
   27                  Financial Data Schedule