Form 10-Q
period 1998-09-30
MARC GROUP
filed 1998-11-09
CIK 356287

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the period from                             to
                    ---------------------------    ----------------------------


Commission file number 0-13217


                                  M/A/R/C Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Texas                                    75-1781525
-------------------------------------    ---------------------------------------
  (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)


7850 North Belt Line Road, Irving, Texas                  75063
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


                                  (972)506-3400
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

Yes            No
     ------        ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,022,283 shares as of September 30, 1998.

                                THE M/A/R/C GROUP

                                      INDEX

                                   (UNAUDITED)


                                                                                                        Page No.
                                                                                                        --------
     PART I.  FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Independent Accountant's Report..................................................i

                           Consolidated Balance Sheets
                             September 30, 1998, and December 31, 1997......................................1

                           Consolidated Statements of Income
                             Three Months Ended September 30, 1998, and 1997................................2

                           Consolidated Statements of Operations
                             Nine Months Ended September 30, 1998, and 1997.................................3

                           Consolidated Statement of Changes in Stockholders' Equity
                             Nine Months Ended September 30, 1998...........................................4

                           Consolidated Statements of Cash Flows
                             Nine Months Ended September 30, 1998, and 1997.................................5

                           Consolidated Notes to Financial Statements.......................................6


              Item 2.      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations.........................................7-11



PRICEWATERHOUSECOOPERS LLP


                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Shareholders of The M/A/R/C Group


We have reviewed the accompanying consolidated balance sheet of The M/A/R/C Group as of September 30, 1998, the related condensed consolidated statements of income and cash flows for the three-month periods ended September 30, 1998, and 1997, the condensed consolidated statements of operations, and cash flows for the nine-month periods ended September 30, 1998, and 1997, and the consolidated statement of changes in shareholders' equity for the nine-month period ended September 30, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



PriceWaterhouseCoopers LLP
October 27, 1998

                          PART I. FINANCIAL INFORMATION
                                THE M/A/R/C GROUP
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                    Sept. 30, 1998  Dec. 31, 1997
                                                                                    --------------  -------------
                                                                                        (Dollars in Thousands)
ASSETS
Current Assets:
        Cash and short-term investments                                               $    4,796    $    6,374
        Trade accounts receivable, net                                                    11,467        14,512
        Expenditures billable to clients, net                                              8,274         5,888
        Notes receivable                                                                      10            12
        Federal income tax receivable                                                        588           741
        Deferred income taxes receivable                                                     378           400
        Prepaid expenses and other current assets                                          2,440         2,307
                                                                                      ----------    ----------
          Total Current Assets                                                            27,953        30,234
                                                                                      ----------    ----------

Notes receivable, less current portion                                                        54            67
Property and equipment, less accumulated depreciation of
        $18,072,000 and $15,802,000, respectively                                         31,744        29,344
Investments at cost                                                                        7,761         7,365
Intangibles, less accumulated amortization of $1,604,000
        and $3,039,000, respectively                                                       6,051         1,987
Prepaid pension costs and other assets                                                     6,395         5,977
                                                                                      ----------    ----------
TOTAL ASSETS                                                                          $   79,958    $   74,974
                                                                                      ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
        Current portion, long-term debt                                               $      747    $      747
        Trade accounts payable                                                             1,605         1,425
        Advance payments from clients                                                      2,153         2,615
        Other accrued liabilities                                                          2,046         1,709
                                                                                      ----------    ----------
          Total Current Liabilities                                                        6,551         6,496

Long-term debt, less current portion                                                      20,967        17,453
Deferred taxes payable and other liabilities                                               3,265         3,464
                                                                                      ----------    ----------
    Total Liabilities                                                                     30,783        27,413
                                                                                      ----------    ----------

Stockholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized,
  6,688,500 and 6,530,033 issued, respectively                                             6,688         6,530
Capital in excess of par value                                                            13,244        10,951
Retained earnings                                                                         42,347        42,907
Less treasury stock at cost, 1,383,614 and 1,356,197 shares, respectively                 (8,847)       (8,286)
Unearned compensation                                                                     (2,563)       (2,725)
Unearned ESOP shares                                                                      (1,694)       (1,816)
                                                                                      ----------    ----------
    Total Stockholders' Equity                                                            49,175        47,561
                                                                                      ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   79,958    $   74,974
                                                                                      ==========    ==========



The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998, AND 1997
                                   (UNAUDITED)


                                                                             1998                1997
                                                                         ------------        ------------
                                                                               (Dollars in Thousands,
                                                                                Except Per Share Data)

Revenues                                                                 $     23,167        $     23,747

Costs and expenses                                                             21,542              21,187
                                                                         ------------        ------------

        Operating income                                                        1,625               2,560

Interest and other income (expense) net                                          (313)               (270)
                                                                         ------------        ------------

        Income before taxes                                                     1,312               2,290

Federal and state income tax provision                                            465                 802
                                                                         ------------        ------------

  NET INCOME                                                             $        847        $      1,488
                                                                         ============        ============

Net income per share - Basic                                             $        .17        $        .31
                                                                         ============        ============

Net income per share - Diluted                                           $        .16        $        .29
                                                                         ============        ============

Weighted average common shares outstanding - Basic                          5,017,585           4,837,018
                                                                         ============        ============

Weighted average common shares outstanding - Diluted                        5,190,931           5,170,366
                                                                         ============        ============



The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998, AND 1997
                                   (UNAUDITED)


                                                                             1998                1997
                                                                         ------------        ------------
                                                                              (Dollars in Thousands,
                                                                               Except Per Share Data)

Revenues                                                                 $     67,641        $     72,449

Costs and expenses                                                             66,440              65,188
                                                                         ------------        ------------

        Operating income                                                        1,201               7,261

Interest and other income (expense) net                                          (368)                (92)
                                                                         ------------        ------------

        Income before taxes                                                       833               7,169

Federal and state income tax provision                                            215               2,304
                                                                         ------------        ------------

  NET INCOME                                                             $        618        $      4,865
                                                                         ============        ============

Net income per share - Basic                                             $        .12        $       1.02
                                                                         ============        ============

Net income per share - Diluted                                           $        .12        $        .97
                                                                         ============        ============


Weighted average common shares outstanding - Basic                          4,955,277           4,759,708
                                                                         ============        ============

Weighted average common shares outstanding - Diluted                        5,150,186           5,005,957
                                                                         ============        ============




The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                Common       Capital in                           Unearned     Cost of
                                                Stock, $1    Excess of   Retained    Unearned       ESOP       Treasury
                                                Par Value    Par Value   Earnings   Compensation   Shares       Stock
                                                ---------    ---------   ---------  ------------- ----------  ---------

(Dollars in Thousands)

Balance at December 31, 1997                    $   6,530    $  10,951   $  42,907   ($  2,725)   ($  1,816)   ($  8,286)

     Exercise options/warrants                         56          316

     Purchase treasury stock                                                                                        (561)

     Amortization of compensation                                                          162

     Dividends paid ($0.225 per share)                                      (1,178)

     Release of ESOP shares                                        236                                  122

     Acquisition of idm                               102        1,741

     Net income (loss)                                                         618
                                                ---------    ---------   ---------   ---------    ---------    ---------

Balance at June 30, 1998                        $   6,688    $  13,244   $  42,347   ($  2,563)   ($  1,694)   ($  8,847)
                                                =========    =========   =========   =========    =========    =========




The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                  1998        1997
                                                                               ---------    ---------
                                                                               (Dollars in Thousands)

Net cash flow from operating activities:
        Net income (loss)                                                      $     618    $   4,865
        Noncash items:
          Depreciation and amortization                                            3,276        2,760
          ESOP Expense                                                               358          401
          Amortization of unearned compensation                                      162          161
          (Gain) loss on sale or property and equipment                              (13)           0
          Bad-debt expense                                                           571          354
          (Gain) loss on equity-method investment                                    (25)        (114)

        Net (increase) in receivables and
          expenditures billable to clients                                         1,875       (6,907)
        Net (increase) decrease in prepaid expenses and other assets                (684)        (348)
        Increase (decrease) in trade accounts payable                               (309)        (544)
        Increase (decrease) in accrued liabilities and other liabilities            (137)        (781)
                                                                               ---------    ---------
        Net cash provided by operating activities                                  5,692         (153)
                                                                               ---------    ---------

Cash flows from investing activities:
        Acquisition of property and equipment                                     (3,673)      (3,707)
        Net (additions to) reductions in notes receivable                             15          224
        Purchase of idm                                                           (4,144)           0
        Net (increase in) reduction of investments                                  (474)        (150)
        Disposition of property and equipment                                         --          127
                                                                               ---------    ---------
        Net cash used by investing activities                                     (8,276)      (3,506)
                                                                               ---------    ---------
Cash flows from financing activities:
        Net (decrease) increase in customer advances                                (462)      (1,283)
        Acquisition (payment) of short-term debt                                      --            0
        Acquisition (payment) of long-term debt                                    2,835         (826)
        Issuance of common stock                                                     372        1,859
        Cash dividends paid                                                       (1,178)      (1,146)
        Issue/(purchase of) treasury stock                                          (561)         (83)
                                                                               ---------    ---------
        Net cash provided (used) by financing activities                           1,006       (1,479)
                                                                               ---------    ---------
        Net increase (decrease) in cash                                           (1,578)      (5,138)
        Cash and short-term investments at December 31                             6,374        9,327
                                                                               ---------    ---------
        Cash and short-term investments at September 30                        $   4,796    $   4,189
                                                                               =========    =========

Schedule of noncash investing activity:
Acquisition of idm
        Cash paid                                                              $   4,144
        Common stock issued                                                          102
        Capital in excess of par                                                   1,741
                                                                               ---------
                                                                                   5,987
                                                                               =========
        Net assets consolidated                                                $   1,542
        Goodwill recorded                                                          4,445
                                                                               ---------
                                                                               $   5,987
                                                                               =========



The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 1998, the consolidated results of its operations for both the three and nine months ended September 30, 1998, and September 30, 1997, and its consolidated cash flows for the nine months ended September 30, 1998, and September 30, 1997. Certain prior-period amounts have been reclassified to be consistent with current-year presentation.

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

       The following Management's Discussion is presented comparing the nine months ended September 30, 1998, with the nine months ended September 30, 1997, and the three months ended September 30, 1998, with the three months ended September 30, 1997. COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998, WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

       Revenues decreased to $67,641,000 for the nine-month period ended September 30, 1998, compared with revenues of $72,449,000 for the nine-month period ended September 30, 1997. Production and administrative expenses were 98.2% of revenues, compared with 90.0% for the prior year.

       For the nine months this year, the Company recorded operating income of $1,201,000 compared with operating income of $7,261,000 last year for the same period.

       The Company's Research division has not performed well through nine months, a period in which it recorded revenues of $30,272,000 and operating losses totaling approximately $1,973,000. Most of the problems occurred in the first quarter when revenues dropped to $8,924,000, approximately a 31% decline from prior-year levels. Management reacted by reducing fixed costs. Revenues have now stabilized at 1997 levels with half of our top 15 clients in this division, and in the third quarter, we recorded operating income of approximately 6% on revenues of $10,929,000. Our focus now is on building the business back profitably. We continue to work toward realigning our business development

THE M/A/R/C GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

and client service functions to better support our suite of analytic products. We are tailoring our product offerings to specific opportunities in the telecommunications, energy, financial services, health care, and package goods segments.

       Targetbase, our database marketing division, has enjoyed a 21% increase in revenues for the nine-month period to a level of $37,369,000, including $2,287,000 from our U.K. subsidiary. Operating income in this division has been approximately $3,175,000 for the nine-month period. Operating income was negatively impacted this year by one-time charges in the first quarter of $1,131,000 associated with client work and the fact that costs for developing our new software platform as well as our interactive capabilities are outpacing revenues. The Company is planning to reduce our internal costs for developing interactive programs and is aggressively focusing on building an installed base for ARM(TM) 2.0 (our new software platform) so it can better demonstrate ARM's functional benefits for potential clients. Seven of our top ten clients in this division are showing individual revenue increases of more than 10% compared with 1997. Our U.K. subsidiary continues to enjoy revenue growth in the 35% range when compared with last year and has made a marginal contribution to profits after goodwill and interest charges associated with the acquisition.

       Net interest and other income decreased $276,000 to ($368,000) for the comparable nine months. The prior-year period includes a net nonrecurring benefit of $391,000 ($.08 per share) associated with certain life insurance proceeds and the write-down of an investment.

       The Company reported net income of $618,000, or $.12 a share on a diluted basis, for the nine months of 1998 compared with net income of $4,865,000, or $.97 per share on a diluted basis a year ago.

THE M/A/R/C GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

       The weighted average number of shares outstanding (diluted) increased to 5,150,186 from 5,005,957 last year. In accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 282,603 shares held in the Employee Stock Ownership Plan that have not been released to participants. The Company repurchased 33,007 shares of its stock during the nine-month period ended September 30, 1998.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998, WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

       Revenues for the third quarter ended September 30, 1998, were $23,167,000 compared with $23,747,000 for the similar period in 1997.

       Production and administrative expenses were 93.0% for the period compared with 89.2% for the prior year.

       Operating income declined to $1,625,000 from $2,560,000 for the prior-year comparable period. The Company's Research division performed better than expected in the third quarter. On revenues of $10,929,000, the division generated operating income of approximately 6%. Cost reductions combined with improvements in revenues when measured against the first quarter of 1998 restored the division to profitability.

       Targetbase Marketing continued to show solid sales increases in the third quarter, rising 27% to $12,238,000. Our U.K. subsidiary contributed sales of $1,212,000 in the quarter. Operating income in the quarter was approximately 8% reflecting the fact that revenues from our ARM(TM) brand and

THE M/A/R/C GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


customer management software product suite and our interactive business are not yet sufficient to cover the operating costs incurred associated with these important initiatives.

       Net interest and other income declined ($43,000) to ($313,000).

       Net income for the three-month period ended September 30, 1998, fell to a level of $847,000, or $.16 a share on a diluted basis, from 1,488,000, or $.29 a share on a diluted basis, the year before.

       The weighted average number of shares outstanding (diluted) increased to 5,190,931 from 5,170,336 last year. In accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 282,603 shares held in the Employee Stock Ownership Plan that have not been released to participants. The Company repurchased 7,507 shares of its stock during the three-month period ended September 30, 1998.

CAPITAL RESOURCES AND LIQUIDITY

       From December 31, 1997, to September 30, 1998, cash and short-term investments decreased $1,578,000. Most of the decline resulted from capital investments made during the nine months measured against decreased cash flow from operations. The Company feels its September 30, 1998, cash and short-term investment position of $4,796,000, the temporary investment position of $7,761,000, the working capital position of $21,402,000, and the remaining unused bank line of credit of approximately $5,900,000 are adequate to support the Company's cash requirements for operating and capital expenditures.

THE M/A/R/C GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


YEAR 2000

       The Company began work on the Year 2000 compliance issue in 1998. To date we have inventoried our IT and non-IT environments, both internal and external, and assessed them for compliance. Our primary exposure resides in software that processes the databases we manage, software that is used in our statistical analysis work, and our interviewing and tabulating software. We are currently building our test plans and our test environment. The Company will spend approximately $400,000 bringing our various applications, operating systems, and hardware into compliance. Very little funds have been spent to date. We are slated to complete testing by the end of April 1999, with all remediation and contingency planning completed by the end of June 1999. Management believes the modifications to our proprietary software are relatively minor, and that our overall risks are quite modest in nature. A reasonable worst-case scenario resulting from one or more of these software systems being noncompliant might be our inability to service one or more of our clients for a short period of time.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  The M/A/R/C Group
                                              ----------------------------
                                                     (Registrant)



Date:  November 6, 1998                         /s/ SHARON M. MUNGER
     ---------------------------              ----------------------------
                                                    Sharon M. Munger
                                                   (Chairman of the Board and
                                                    Chief Executive Officer)



Date:  November 6, 1998                         /s/ HAROLD R. CURTIS
     ---------------------------              ----------------------------
                                                    Harold R. Curtis
                                                   (Chief Financial Officer)

                                 EXHIBIT INDEX



          EXHIBIT
          NUMBER                 DESCRIPTION
          ------                 -----------


Exhibit 27                 Financial Data Schedule