Form 10-K
period 1998-12-31
MARC GROUP
filed 1999-03-31
CIK 356287

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-K

(Mark One)

     X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---     EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1998
                                       OR
    ---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                For the transition period from           to

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

As of March 17, 1999, 5,003,641 common shares were outstanding, and the aggregate market value of the common shares held by nonaffiliates (based upon the closing price of these shares on the National Association of Securities Dealers National Market System) was approximately $52,538,231 (includes the market value of shares in ESOT participants' accounts).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

     The Registrant's Annual Report to Shareholders for the year ended December 31, 1998--Parts I, II and IV; the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report--Part III; and the Exhibits listed on page 16. There is a total of 17 pages in this document.

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

      In January 1991, the Registrant renamed itself The M/A/R/C Group, and placed each of its marketing information businesses into four separate operating companies. Consolidation of operations in 1994 resulted in the Registrant's two current operating divisions: Targetbase Marketing, a full-service database marketing agency, and M/A/R/C Research, a customer marketing research firm. In August 1995, the Registrant organized Digital Marketing Services, Inc. ("DMS") with America Online Incorporated and now owns 30% of DMS and accounts for its ownership under the equity method of accounting. In May of 1998, the registrant completed the acquisition of Targetbase Marketing Ltd. (TBS), a database marketing firm headquartered in Middlesbrough, United Kingdom. TBS is part of the registrant's Targetbase Marketing division. These designated primary businesses are considered two segments for accounting purposes.

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

M/A/R/C RESEARCH

         The majority of the Registrant's customer marketing research activities are conducted through its M/A/R/C Research operating company.

         The purpose of the customer marketing research performed by the Registrant is to evaluate and forecast the business impact of clients' marketing strategies and execution. Data is gathered, processed, and analyzed about clients' products or services and the population to which they are marketed. Clients use the data collected by the Registrant and the resulting analyses to assist in determining, among other things, the most valuable customer segments to pursue, what types of products or services to introduce or discontinue, and what types of marketing and advertising strategies to use to attract and retain customers.

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

PROPRIETARY SOFTWARE

      The Registrant has developed data processing and data communications capabilities, with a large staff of systems analysts and programmers trained to design software for marketing research, telemarketing, and database marketing. The proprietary software developed by the Registrant includes the Automated Custom Research System ("ACRS") and the Acquisition Retention and Maximization System ("ARM(TM)"). ACRS is an effective marketing research software system because it integrates all facets of the marketing research process into one on-line system and is capable of handling complex studies. ARM(TM) is the software used for managing and accessing marketing databases. ARM(TM) is an advanced tool for database marketing because it incorporates production and analytical processes along with scalability and customization. The Registrant's systems analysts and programmers continually enhance the systems.

CLIENTS

     The Registrant directs its marketing efforts toward companies having relatively sophisticated and comprehensive research and marketing needs; these companies tend to be global suppliers of consumer goods and business services.

     During the year ended December 31, 1998, one client accounted for 11% of the Registrant's revenues.

     Because the Registrant generally performs its marketing research assignments on a custom basis, it has no long-term contracts to perform customer marketing research.

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

COMPETITION

      The business in which the Registrant is principally engaged is highly competitive and is characterized by a large number of relatively small organizations and a few concerns of substantial resources. The Registrant frequently competes with small specialty companies having low overhead. While precise information about the industry is not available, the May 25, 1998, issue of Advertising Age rated the Registrant as the fifteenth largest marketing research company in the United States. Additionally, the Registrant's database marketing agency was ranked as the fourteenth largest direct response agency in the United States by the Direct Marketing Association in its May 1998 report. The Registrant is also subject to competition from marketing and research departments of various companies, advertising agencies, and business consulting firms. The Registrant believes that the principal methods of competition in the customer marketing research business are the quality of information; consistency; the ability to direct, acquire and report on marketing programs in a short period of time; and price. The Registrant believes that the principal methods of competition in the database marketing business are the quality of database construction and management, creative design and production, strategic analysis, price, and marketing consulting.

EMPLOYEES

      At December 31, 1998, the Registrant employed 518 full-time staff employees and approximately 592 part-time hourly employees for data gathering and processing purposes. The permanent staff is composed primarily of marketing and research consultants and specialists. Turnover at the Registrant is low at the present time; however, the possibility of key personnel leaving always exists.

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

EXECUTIVE OFFICERS

      Set forth below is certain information concerning the executive officers of the Registrant:

      Name               Age            Position with the Registrant
      ----               ---            ----------------------------
Cecil B. Phillips        74             Chairman Emeritus since January 1998;
                                        Chairman of the Board from August 1993
                                        to January 1998; Chairman of the Board
                                        and Chief Executive Officer from May
                                        1983 to August 1993; President of the
                                        Registrant from July 1965 to November
                                        1986; Chief Operating Officer of the
                                        Registrant from February 1982 to May
                                        1983; Director since 1981.

Sharon M. Munger         52             Chairman of the Board and Chief
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
                                        Marketing And Research Counselors from
                                        January 1981 to May 1983; Director since
                                        1983.

Jack D. Wolf             45             President and Chief Operating Officer
                                        since January 1998; Executive Vice
                                        President of the Registrant from
                                        November 1990 to January 1998; President of Targetbase Marketing since January 1,
                                        1991; Senior Vice President of the
                                        Registrant from November 1986 to
                                        December 1990; Executive Vice President
                                        from October 1984 to November 1986;
                                        Senior Vice President from June 1984 to
                                        October 1984; Vice President from June
                                        1981 to June 1984.

Corinne F. Maginnis      51             Executive Vice President of the
                                        Registrant since November 1990;
                                        President of the Registrant's Quality
                                        Strategies subsidiary from January 1991
                                        to November 1994; Senior Vice President
                                        of the Registrant from November 1986 to
                                        December 1990; Executive Vice President
                                        from January 1985 to November 1986;
                                        Senior Vice President from July 1984 to
                                        January 1985; Vice President from
                                        January 1983 to July 1984; Research
                                        Associates Manager from September 1982
                                        to January 1983. Ms. Maginnis is the
                                        sister of Sharon M. Munger, President
                                        and Chief Executive Officer of the
                                        Registrant.

Daniel J. Sutherland     46             President of M/A/R/C Research since
                                        September 1998.

Harold R. Curtis         60             Executive Vice President of the
                                        Registrant since April 1998; Senior Vice
                                        President from November 1986 to April
                                        1998; Chief Financial Officer, Secretary and Treasurer of the Registrant since
                                        1982.

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


ITEM 2.  PROPERTIES.

      As of December 31, 1998, the Registrant was leasing approximately 97,713 square feet in Atlanta, Georgia; Chicago, Illinois; Greensboro, North Carolina; Newport Beach, California; Killeen, Texas; Los Angeles, California; and Irving, Texas. The aggregate lease payments of the Registrant for the year ended December 31, 1998, amounted to $1,265,000.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      The Registrant's Common Stock was held by approximately 492 holders of record as of March 17, 1999, as traded in the over-the-counter market under the Nasdaq symbol "MARC."

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

                                  Bid Quotation
                                  or Sale Price

                                                      High                Low
                                                     ------             ------
     Calendar Year 1997
       First Quarter                                 $12.67             $12.00
       Second Quarter                                 17.88              15.84
       Third Quarter                                  22.67              20.67
       Fourth Quarter                                 20.21              18.17

     Calendar Year 1998
       First Quarter                                  16.56              14.58
       Second Quarter                                 17.71              14.96
       Third Quarter                                  15.46              14.33
       Fourth Quarter                                 13.50              12.32

     Calendar Year 1999
     (Through January 1999)                           11.63              10.50

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

ITEM 6.  SELECTED FINANCIAL DATA.

      Selected Financial Data on page 3 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 7 through 9 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     The financial statement information and supplemental data required in response to this Item is incorporated herein by reference to pages 10 through 37 of the Annual Report to Shareholders for the year ended December 31, 1998.

     Certain financial statement schedules are included in Part IV (Item 14(a)) of this report.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

         (1)  Financial Statements and Supplementary Data.

              The following consolidated financial statements and supplementary data included in Part II of this report are incorporated by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, from the respective page numbers indicated:

                                                                                Page Reference in
              Item                                                                 Annual Report
              ----                                                              -----------------
              Report of independent accountants                                            38

              Financial statements                                                      10-37

                   Consolidated balance sheets as of December 31, 1998,
                   and December 31, 1997                                                10-11

                   Consolidated statements of income and comprehensive income
                   for the years ended December 31, 1998, 1997, and 1996                   12

                   Consolidated statements of changes in shareholders'
                   equity for the years ended December 31, 1998,
                   1997, and 1996                                                          13

                   Consolidated statements of cash flows for the years
                   ended December 31, 1998, 1997, and 1996                                 14

                   Notes to consolidated financial statements                           15-37

         (2)  Financial Statement Schedules.

         The following supplemental schedules can be found on the indicated pages in this report:

                                                                                   Page in This Report
          Item                                                                     -------------------
          ----
              Report of independent accountants on
                   financial statement schedule                                            13

              Financial statement schedule for the
              years ended December 31, 1998, 1997, and 1996

                   Schedule II - Valuation and qualifying accounts                         14

              Consent of independent accountants                                           15

              Schedules other than those listed above have been omitted since they either are not required, are not applicable, or the required information is shown in the financial statements or related notes in the Annual Report.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE





Our report on the consolidated financial statements of M/A/R/C Inc. has been incorporated by reference in this Form 10-K from the 1998 annual report to shareholders of M/A/R/C Inc. on page 38 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein when read in conjunction with the related financial statements.






PricewaterhouseCoopers LLP
Dallas, Texas
February 18, 1999

                                  M/A/R/C INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

      Column A                           Column B           Column C(1)        Column D     Column E
                                                                                 (a)

                                        Balance at          Additions
                                       Beginning of      charged to costs                  Balance at
     Description                         Period            and expenses       Deductions  end of period
     -----------                       ------------      ----------------     ----------  -------------
                                                      (amounts in thousands)
Year ended December 31, 1998

     Allowance for
        doubtful accounts                 $341               $ 54                 $   0     $395
                                          ----               ----                 -----     ----

Year ended December 31, 1997

     Allowance for
        doubtful accounts                 $241               $100                 $   0     $341
                                          ----               ----                 -----     ----


Year ended December 31, 1996

     Allowance for
        doubtful accounts                 $241              $   0                 $   0     $241
                                          ----              -----                 -----     ----






Notes:

(a)  Column "C(2)" is omitted as the answer would be "none."

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statement of M/A/R/C, Inc. on Form S-8 of our report dated February 18, 1999, on our audits of the consolidated financial statements and financial statement schedules of M/A/R/C, Inc. as of December 31, 1998, and 1997, and for the years ended December 31, 1998, 1997, and 1996, which report is incorporated by reference in this Annual Report on Form 10-K.


PricewaterhouseCoopers LLP
Dallas, Texas
March 29, 1999

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

         10.6      Amendment No. 1 to Registrant's 1983 Stock Option
                   Plan (10.6)*

         10.9      Supplemental Executive Retirement Plan (10.9)***

         10.11     1991 Executive Stock Plan (10.11) ****

         11.1      Statement Re:  Computation of Per Share Earnings*****

         13.1 Annual Report to Shareholders of the Registrant for year ended December 31, 1998 (portions of which are incorporated herein by reference)

         27        Financial Data Schedule

----------

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

   ***** Incorporated by reference to page 18 of the Registrant's Annual Report for the year ended December 31, 1998.

(b)  None

(c)  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Dallas, Texas, on the 30th day of March, 1999.

                   M/A/R/C INC.


                   By:  /s/ H. R. Curtis
                        --------------------------
                        Harold R. Curtis
                        Executive Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                                  Capacity                          Date
     ---------                                  --------                          ----
/s/ Cecil B. Phillips                       Chairman Emeritus                   March 30, 1999
-----------------------------------         and Director
Cecil B. Phillips

/s/ H. R. Curtis                            Executive Vice President,           March 30, 1999
-----------------------------------         Principal Financial and
Harold R. Curtis                            Accounting Officer


/s/ Sharon M. Munger                        Principal Executive                 March 30, 1999
-----------------------------------
Sharon M. Munger                            Officer and Director


/s/ Jack D. Wolf                            President and Director              March 30, 1999
-----------------------------------
Jack D. Wolf


/s/ Edward R. Anderson                      Director                            March 30, 1999
-----------------------------------
Edward R. Anderson


/s/ John H. Friedman                        Director                            March 30, 1999
-----------------------------------
John H. Friedman


/s/ Elmer L. Taylor, Jr.                    Director                            March 30, 1999
-----------------------------------
Elmer L. Taylor, Jr.


/s/ Rolan G. Tucker                         Director                            March 30, 1999
-----------------------------------
Rolan G. Tucker


/s/ Thomas Vacchiano, Jr.                   Director                            March 30, 1999
-----------------------------------
Thomas Vacchiano, Jr.


                                THE M/A/R/C GROUP











                    REPORT ON AUDITS OF FINANCIAL STATEMENTS


              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
The M/A/R/C Group:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows present fairly, in all material respects, the financial position of The M/A/R/C Group and its subsidiaries at December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Dallas, Texas
February 18, 1999

                                THE M/A/R/C GROUP

                           CONSOLIDATED BALANCE SHEETS

                                                  December 31,    December 31,
ASSETS (dollars in thousands)                        1998            1997
                                                  ------------    ------------
Current assets:
       Cash and cash equivalents                    $ 3,335        $ 3,850

       Investments                                    1,511          2,524

       Trade accounts receivable, less
         allowance for doubtful accounts
         of $395 and $341, respectively              11,925         14,512

       Expenditures billable to clients, net          6,851          5,888

       Notes receivable                                  10             12

       Prepaid expenses                               1,531          1,524

       Federal income tax receivable                    580            741

       Deferred income taxes                            404            400

       Other current assets                             998            783
                                                    -------        -------

Total current assets                                 27,145         30,234

Notes receivable, less current portion                   52             67

Property and equipment, net                          32,678         29,344

Investments - noncurrent                              7,072          7,365

Cash surrender value of life insurance                3,874          3,387

Intangibles, less accumulated amortization
  of $2,947 and $3,039, respectively                  6,022          1,987

Other assets                                          2,049          2,590
                                                    -------        -------

Total assets                                        $78,892        $74,974
                                                    =======        =======

The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP

                           CONSOLIDATED BALANCE SHEETS

                                                      December 31,     December 31,
LIABILITIES (dollars in thousands)                        1998             1997
                                                      ------------     ------------
Current liabilities:

       Trade accounts payable                           $  2,845         $  1,425

       Current portion of long-term debt                   1,480              747

       Advance payments from clients                       2,265            2,615

       Accrued liabilities                                   682            1,709
                                                        --------         --------

       Total current liabilities                           7,272            6,496

Long-term debt                                            19,879           17,453

Deferred income taxes                                        292              820

Deferred compensation and other                            5,059            2,644
                                                        --------         --------

       Total liabilities                                  32,502           27,413
                                                        --------         --------

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY (dollars in thousands, except share amounts)

Common stock, $1.00 par value, 15,000,000 shares
  authorized, 6,691,500 shares and 6,530,033
  shares issued, respectively                              6,692            6,530

Capital in excess of par value                            13,226           10,951

Retained earnings                                         41,518           42,907

Accumulated other comprehensive income (loss)             (1,641)              --

Treasury stock at cost 1,415,414 and 1,356,197
  shares, respectively                                    (9,211)          (8,286)

Unearned compensation                                     (2,509)          (2,725)

Unearned ESOP shares                                      (1,685)          (1,816)
                                                        --------         --------

       Total shareholders' equity                         46,390           47,561
                                                        --------         --------

Total liabilities and shareholders' equity              $ 78,892         $ 74,974
                                                        ========         ========

The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


           (dollars in thousands, except share and per share amounts)

                                                                            Years Ended December 31,
                                                              1998                1997                1996
                                                          -----------         -----------         -----------
Operating revenues                                        $    88,911         $    96,709         $    85,459

Production and administrative expenses                         88,253              87,328              77,487
                                                          -----------         -----------         -----------

     Operating income                                             658               9,381               7,972

Other income (expense):
     Interest and other income                                  1,212               1,880                 880
     Interest and other expense                                (1,892)             (2,240)             (1,476)
                                                          -----------         -----------         -----------

     Income (loss) before taxes                                   (22)              9,021               7,376

Provision (benefit) for income taxes                             (126)              2,946               2,686
                                                          -----------         -----------         -----------

Net income                                                        104               6,075               4,690
Other comprehensive income (loss):
       Adjustment for minimum pension
       liability, net of tax                                   (1,641)                 --               1,822
                                                          -----------         -----------         -----------
Comprehensive income (loss)                               $    (1,537)        $     6,075         $     6,512
                                                          ===========         ===========         ===========

     Earnings per share (basic)                           $       .02         $      1.27         $      1.07
                                                          -----------         -----------         -----------
     Earnings per share (diluted)                         $       .02         $      1.21         $      1.00
                                                          ===========         ===========         ===========
Weighted average shares outstanding (basic)                 4,967,200           4,785,237           4,387,818
                                                          -----------         -----------         -----------
     Weighted average shares outstanding (diluted)          5,145,600           5,034,307           4,696,017
                                                          ===========         ===========         ===========

  The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                                                         Accumulated
                                                 Common     Capital in                                      Other
                                                Stock, $1    Excess of     Comprehensive   Retained     Comprehensive
(dollars in thousands, except share amounts)    Par Value    Par Value        Income       Earnings        Income
                                                ---------   ----------     -------------   --------     -------------
Balance at January 1, 1996                       $5,676       $ 4,963                       $34,758        ($1,822)
                                                 ------       -------                       -------        -------
  Exercise of common stock options
    and warrants                                    612         2,019
  Purchase of treasury stock
  Retirement of treasury stock                      (96)         (922)
  Issued restricted stock                           315         2,835
  Retirement of restricted stock                   (219)         (954)
  Amortization of compensation expense
  Release of ESOP shares                                          211
  Dividends paid ($.27 per share)                                                            (1,173)
  Comprehensive income (loss):
    Other comprehensive income (loss)
      Adjustment for minimum pension
        liability                                                             $1,822                         1,822
    Net income                                                                 4,690
                                                                             -------
  Comprehensive income (loss)                                                 $6,512          4,690
                                                 ------       -------         ======        -------
Balance at December 31, 1996                     $6,288       $ 8,152                       $38,275             --
                                                 ======       =======                       =======       ========
  Exercise of common stock options
    and warrants                                    276         2,441
  Purchase of treasury stock
  Retirement of restricted stock                    (34)         (234)
  Amortization of compensation expense
  Release of ESOP shares                                          592
  Dividends paid ($.30 per share)                                                            (1,443)
  Comprehensive income (loss):
    Net income                                                                 6,075          6,075
                                                                             -------
  Comprehensive income (loss)                                                 $6,075
                                                 ------       -------         ======        -------       --------
Balance at December 31, 1997                     $6,530       $10,951                       $42,907             --
                                                 ======       =======                       =======       ========
  Exercise of stock options and warrants             60           467
  Common stock issued in acquisition
    of subsidiary                                   102         1,741
  Purchase of treasury stock
  Amortization of compensation expense
  Release of ESOP shares                                           67
  Dividends paid ($.30 per share)                                                            (1,493)
  Comprehensive income (loss):
    Other comprehensive income (loss)
      Adjustment for minimum pension
        liability                                                             (1,641)                       (1,641)
    Net income                                                                   104            104
                                                                             -------
  Comprehensive income (loss)                                                ($1,537)
                                                 ------       -------        =======        -------        -------
Balance at December 31, 1998                     $6,692       $13,226                       $41,518        $(1,641)
                                                 ======       =======                       =======        =======


                                                      Treasury Stock                      Unearned
                                                   -----------------        Unearned        ESOP
(dollars in thousands, except share amounts)         Shares     Cost      Compensation     Shares
                                                   --------     ----      ------------    --------
Balance at January 1, 1996                         1,315,588   $(7,760)      $(1,440)      ($1,934)
                                                   ---------   -------       -------       -------
  Exercise of common stock options
    and warrants
  Purchase of treasury stock                         130,098    (1,432)
  Retirement of treasury stock                       (95,353)    1,018
  Issued restricted stock                                                     (3,150)
  Retirement of restricted stock                                               1,172
  Amortization of compensation expense                                           210
  Release of ESOP shares                                                                       163
  Dividends paid ($.27 per share)
  Comprehensive income (loss):
    Other comprehensive income (loss)
      Adjustment for minimum pension
        liability
    Net income

  Comprehensive income (loss)
                                                   ---------   -------       -------       -------
Balance at December 31, 1996                       1,350,333   $(8,174)      $(3,208)      $(1,771)
                                                   =========   =======       =======       =======
  Exercise of common stock options
    and warrants
  Purchase of treasury stock                           5,864      (112)
  Retirement of restricted stock                                                 268
  Amortization of compensation expense                                           215
  Release of ESOP shares                                                                       (45)
  Dividends paid ($.30 per share)
  Comprehensive income (loss):
    Net income

  Comprehensive income (loss)
                                                   ---------   -------       -------       -------
Balance at December 31, 1997                       1,356,197   $(8,286)      $(2,725)      $(1,816)
                                                   =========   =======       =======       =======
  Exercise of stock options and warrants
  Common stock issued in acquisition
    of subsidiary
  Purchase of treasury stock                          59,217      (925)
  Amortization of compensation expense                                           216
  Release of ESOP shares                                                                       131
  Dividends paid ($.30 per share)
  Comprehensive income (loss):
    Other comprehensive income (loss)
      Adjustment for minimum pension
        liability
    Net income

  Comprehensive income (loss)
                                                   ---------   -------       -------       -------
Balance at December 31, 1998                       1,415,414   $(9,211)      $(2,509)      $(1,685)
                                                   =========   =======       =======       =======

The accompanying notes are an integral part of the financial statements.

                                THE M/A/R/C GROUP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 Years Ended
                                                                                 December 31,
                                                                    1998             1997             1996
                                                                  --------         --------         --------
Cash flows from operating activities:
  Net income                                                      $    104         $  6,075         $  4,690
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                      4,873            3,862            3,039
  (Gain) loss on sale of assets                                        119              (12)             (12)
  ESOP expense                                                         198              547              374
  (Gain) loss on equity-method investment                              (87)            (424)            (226)
  (Increase) decrease in income taxes receivable                       161             (741)              56
  (Decrease) increase in deferred income taxes                        (532)            (505)             994
  (Decrease) increase in income taxes payable                           --             (581)             581
  (Increase) decrease in receivables and
    expenditures billable to clients                                 3,411           (4,071)              13
  Decrease (increase) in prepaids, intangibles, and
    other assets                                                      (535)              62             (929)
  (Decrease) increase in trade accounts payable                        931             (635)             (12)
  (Decrease) increase in customer advances                            (350)            (922)           1,392
  (Decrease) increase in accrued liabilities                        (1,302)            (384)             636
  Increase (decrease) in deferred compensation
    and other liabilities                                            2,415              408           (4,577)
  Reduction (recognition) of pension liability, net of tax          (1,641)              --            1,822
                                                                  --------         --------         --------
Net cash provided by operating activities                            7,765            2,679            7,841
                                                                  --------         --------         --------
Cash flows from investing activities:
  Acquisition of property and equipment                             (6,029)          (4,433)         (23,811)
  Proceeds from sale of assets                                          --              137                6
  Purchase of investments - held to maturity                        (1,716)          (4,407)            (600)
  Maturity of investments - held to maturity                         3,003            3,805            1,445
  Purchase of idm                                                   (4,144)              --               --
  Collection of notes receivable                                        17              227               60
                                                                  --------         --------         --------
Net cash used in investing activities                               (8,869)          (4,671)         (22,900)
                                                                  --------         --------         --------

Cash flows from financing activities:
  Decrease in book overdraft                                            --               --             (457)
  Issuance of debt                                                   5,810               --           20,920
  Payment of debt                                                   (3,330)          (1,395)          (1,332)
  Issuance of common stock                                             527            2,717            3,590
  Purchase of treasury stock                                          (925)            (112)            (414)
  Payment of dividends                                              (1,493)          (1,443)          (1,173)
                                                                  --------         --------         --------
Net cash provided by (used in) financing activities                    589             (233)          21,134
                                                                  --------         --------         --------
Net (decrease) increase in cash and cash equivalents                  (515)          (2,225)           6,075
Cash and cash equivalents at beginning of period                     3,850            6,075               --
                                                                  --------         --------         --------
Cash and cash equivalents at end of period                        $  3,335         $  3,850         $  6,075
                                                                  ========         ========         ========

Schedule of noncash investing activity:
Acquisition of idm
  Cash paid                                                       $  4,144
  Common stock issued                                                  102
  Capital in excess of par                                           1,741
                                                                  --------
                                                                     5,987
                                                                  ========
  Net assets consolidated                                            1,542
  Goodwill recorded                                                  4,445
                                                                  --------
                                                                  $  5,987
                                                                  ========

Cash payments for interest expense were $1,664, $1,743, and $1,080, and cash payments for income taxes were $0, $3,517, and $1,055, for 1998, 1997, and 1996, respectively.

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

The financial statements include the accounts of M/A/R/C Inc. (the Company) and its wholly owned companies and corporations and equity investments. All intercompany accounts have been eliminated in consolidation. The Company refers to itself as The M/A/R/C Group.

On November 3, 1997, the Company acquired 25% of Intelligent Database Marketing Limited (idm), a database marketing company headquartered in Middlesbrough, England. As part of the agreement, the Company had the option to acquire the remaining 75% of idm over the next two years. The Company paid $1,523,000 in cash for its 25% interest. On May 28, 1998, the Company paid $5,987,000 in cash and common stock for the remaining 75%, bringing its investment to a total of $7,510,000. The Company accounted for the acquisition by the purchase method of accounting, and accordingly, the results of operations and cash flows of idm are included in the Company's consolidated financial statements subsequent to the date of acquisition. Goodwill totaling $5,821,000 was recorded and is being amortized over 30 years. In September of 1998, idm changed its name to Targetbase Business Solutions Ltd. (TBS).

Assuming the acquisition of TBS occurred as of January 1, 1998, and January 1, 1997, the Company's unaudited pro forma net revenue would have been $89,860,000 and $100,358,000, net income would have been $176,000 and $6,100,000, and diluted earnings per share would have been $.03 and $1.21 for the years ended December 31, 1998, and 1997, respectively. The unaudited pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of these periods, nor does it represent results of future operations of the combined companies.

On January 24, 1997, the Board of Directors of the Company authorized a three-for-two stock split to be effected in the form of a 50% stock dividend. All share, per share, option and warrant amounts, and related prices have been restated for all effected periods presented to reflect the split paid on February 28, 1997, to shareholders of record on February 7, 1997.

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

The Company periodically reviews the carrying value of its property and equipment to determine if circumstances exist indicating an impairment in the carrying value or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future operating cash flows. In cases when the Company does not expect to recover its carrying value, the Company recognizes an impairment loss. Management of the Company does not believe that there are any factors or circumstances indicating impairment of any of its property and equipment.

Maintenance and Repairs

Maintenance and repairs for equipment and facilities are expensed, except that substantial renewals which prolong the life of the asset beyond the date previously contemplated are capitalized. Amounts expensed were $889,000, $621,000, and $641,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

Capitalized Software Costs

Capitalized development and software costs relate to amounts expended during the development of various products. Capitalized costs are amortized over the estimated useful life of the product, typically ranging from three to five years. Upon completion of development, future costs associated with maintenance of the product are expensed as incurred. Total amortization expense was $69,000, $0, and $0, for the years ended December 31, 1998, 1997, and 1996, respectively.

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

Adoption of Authoritative Statements

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

In 1998, the Company adopted Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures About Pensions and Other Postretirement Benefits." SFAS 132 revises the employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain other disclosures. SFAS 132 is effective for fiscal years beginning after December 31, 1997, and statement of disclosures for earlier periods provided for comparative purposes is required.

Intangibles

Intangible assets, primarily composed of goodwill which represents the excess of the cost of an acquisition over the fair value of the net assets acquired, are recorded at cost at the date of acquisition. Amortization of intangibles is provided using the straight-line method for periods of 7 to 30 years for identifiable assets.

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

Deferred income taxes arise from temporary differences between financial and tax reporting, principally relating to depreciation, capitalized development costs, the supplemental executive retirement plan, installment sales, and pension costs. See Note 10 for the components of deferred tax assets and liabilities and provision for income taxes.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"), beginning with the quarter ended December 31, 1997. SFAS 128 requires basic EPS to be computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and diluted EPS to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All prior-period EPS data has been restated to conform to the provisions of SFAS 128. See Note 13 for the computation and reconciliation of the numerators and the denominators of the basic and diluted per share computation.

Foreign Currency Translation

Financial statements of foreign subsidiaries not maintained using U.S. dollars are remeasured into the U.S. dollar functional currency for consolidation and reporting purposes. Assets and liabilities of non-U.S. operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses of non-U.S. operations are translated at the weighted average exchange rate during the year. Resulting translation adjustments are reflected in shareholders' equity. Foreign currency transaction gains and losses are included in results of operations.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - NOTES RECEIVABLE

Notes receivable consisted of the following:

                                                          December 31,  December 31,
(dollars in thousands)                                        1998          1997
                                                          ------------  ------------
Note receivable, monthly installments of $1
  through September 1999, bearing interest of 7%               $ 8          $19

Note receivable bearing interest at prime plus 1%,
  interest only through January 1998, thereafter
  due in equal annual installments through
  January 2005                                                  54           54

Note receivable from former employee bearing
  interest at 4.66% due in equal monthly installments
  through April 2002                                            --            6
                                                               ---          ---
                                                                62           79


Less current portion                                            10           12
                                                               ---          ---
                                                               $52          $67
                                                               ===          ===

The prime rate of interest at December 31, 1998, was 7.75%.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 3 -     PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                           December 31,      December 31,
     (dollars in thousands)                                    1998            1997
                                                             -------          -------
     Land and buildings                                      $23,785          $22,653

     Furniture and equipment                                  23,591           19,838

     Leasehold improvements                                    2,773            2,655
                                                             -------          -------
                                                              50,149           45,146
     Less accumulated depreciation and amortization           17,471           15,802
                                                             -------          -------

                                                             $32,678          $29,344
                                                             =======          =======

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 4 - INVESTMENTS

     The amortized cost and estimated market value of investment securities as of December 31, 1998, and 1997, were (dollars in thousands):

                                                                     Gross            Gross
                                                 Amortized        Unrealized       Unrealized
               1998                                Cost              Gains           Losses          Fair Value
               ----                              ---------        ----------       ----------        ----------
     Tax-exempt bonds:
       Maturing within 1 year                     $ 1,511          $    79                --           $ 1,590
       Maturing after 1 through 5 years             2,488              156           $    (5)            2,639
       Maturing after 5 through 10 years              913               31                --               944
       Maturing after 10 years                      3,564              363               (25)            3,902
                                                  -------          -------           -------           -------
                                                  $ 8,476          $   629           $   (30)          $ 9,075
                                                  =======          =======           =======           =======

                                                                     Gross            Gross
                                                  Amortized        Unrealized       Unrealized
               1997                                 Cost              Gains           Losses            Fair Value
               ----                               ---------        ----------       ----------          ----------
     Tax-exempt bonds:
       Maturing within 1 year                     $  2,524          $    114                 --           $  2,638
       Maturing after 1 through 5 years              3,277               193           ($     2)             3,468
       Maturing after 5 through 10 years             1,407                32                 (2)             1,437
       Maturing after 10 years                       2,681               301                (18)             2,964
                                                  --------          --------           --------           --------
                                                  $  9,889          $    640           ($    22)          $ 10,507
                                                  ========          ========           ========           ========

     In 1998, the Company had $107,000 of other investments.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 5 - LONG-TERM DEBT

     In March 1996, the Company exercised its option to acquire the corporate headquarters for $20,617,000. The Company financed $11,212,000 of the purchase price with a conventional mortgage. The mortgage loan, which bears interest at a fixed rate of 8.93%, is scheduled for ten years of payments on an amortization of 25 years. Annual principal payments are approximately $147,000, with a final payment of $9,307,000 due March 2006. The principal balance of the mortgage loan at December 31, 1998, was $10,844,000. The remainder of the purchase price of the corporate headquarters facility was financed under a four-year $12,000,000 revolving line of credit. During 1998, the agreement with the bank was amended to increase the available line of credit to $16,000,000. Principal payments are scheduled quarterly at $150,000 plus interest with the final reduction of unpaid principal and interest due July 1, 2001. Interest on the bank debt is based on either the bank's prime rate or LIBOR plus 1.0% at the option of the Company. The principal balance of the bank loan at December 31, 1998, was $8,838,000 which includes $2,000,000 incurred in the acquisition of the subsidiary during May 1998. The four-year revolving line of credit with the bank requires the Company to maintain certain levels of debt coverage, liabilities to net worth, and current assets to current liabilities. The bank charges an unused facility fee between .38% and .50% annually.

     During 1998, the Company entered into capital leases in the aggregate amount of $1,329,000. Monthly payments are scheduled for four years. At December 31, 1998, $1,035,000 of the capital lease obligation remained outstanding. The total balance of long-term debt also includes $614,000 associated with the subsidiary acquired during the year.

     Maturities of long-term debt for years ending December 31 are as follows:

                           1999                            $  1,480,000
                           2000                               1,402,000
                           2001                               7,975,000
                           2002                                 281,000
                           2003 and thereafter               10,221,000
                                                           ------------
                                                            $21,359,000

     Based on the borrowing rates currently available to the Company for similar types of borrowing arrangements, the fair value of the mortgage loan would be $11,718,000. The bank debt is at an adjustable rate; therefore, the carrying value approximates fair value.

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

     Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pension Costs," requires that an additional pension liability be recognized when the accumulated pension benefit obligation exceeds the fair value of pension plan assets. At December 31, 1998, this liability was the sum of the unfunded accumulated benefit obligation and the prepaid pension asset. Shareholders' equity was reduced by a corresponding amount, net of tax. No additional liability was required at December 31, 1997, or 1996.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 6 -  EMPLOYEE BENEFIT PLANS (Continued)

     The following table sets forth the plan's funded status and amounts recognized in the Company's financial statements:

                                                        December 31,       December 31,
     (dollars in thousands)                                1998               1997
                                                        ------------       ------------
     Change in benefit obligation:

     Benefit obligation, beginning                        $ 7,071            $ 5,860
     Service cost                                             553                395
     Interest cost                                            574                483
     Actuarial (gains) and losses                             812                782
     Benefits paid                                           (441)              (449)
                                                          -------            -------
     Benefit obligation, ending                           $ 8,569            $ 7,071

     Change in plan assets:

     Fair value of plan assets, beginning                 $ 6,215            $ 5,211
     Actual return on plan assets                             215                953
     Contributions by employer                                 77                500
     Benefits paid                                           (441)              (449)
                                                          -------            -------
     Fair value of plan assets, ending                    $ 6,066            $ 6,215

     Accumulated benefit obligation                       $ 6,820            $ 5,697

     Projected benefit obligation                         $ 8,569            $ 7,071
     Fair value of plan assets                              6,066              6,215
                                                          -------            -------
     Funded status of plan                                ($2,503)           ($  856)
     Unrecognized prior service cost                          (39)               (52)
     Unrecognized net actuarial gain or loss                4,326              3,211
     Unrecognized transition obligation or asset               (8)               (10)
                                                          -------            -------
     Net amount recognized                                $ 1,776            $ 2,293

     Amounts recognized in the statement of
       financial position consist of:

     Prepaid benefit cost                                 $ 1,776            $ 2,293
     Additional minimum liability                          (2,530)                --
     Accumulated other comprehensive income                 2,530                 --
                                                          -------            -------
     Net amount recognized                                $ 1,776            $ 2,293

     Weighted-average assumptions:

     Discount rate                                           7.00%              7.25%
     Expected return on plan assets                         12.00%             12.00%
     Rate of compensation increase                           3.90%              3.90%

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - EMPLOYEE BENEFIT PLANS (Continued)

Pension costs are as follows:

                                                  Years Ended December 31,
                                              -------------------------------
(dollars in thousands)                         1998         1997        1996
                                              -----        -----        -----
Components of net periodic benefit cost:

Service cost                                  $ 553        $ 395        $ 453
Interest cost                                   574          483          488
Expected return on assets                      (750)        (620)        (465)
Amortization of transition obligation
  (asset)                                        (3)          (3)          (3)
Recognized (gain) loss                          232          210          316
Prior service cost recognized                   (13)         (13)          (5)
                                              -----        -----        -----
Net periodic benefit cost (income)            $ 593        $ 452        $ 784

Assumptions as of:

Discount rate                                  7.25%        7.75%        7.25%
Expected return on plan assets                12.00%       12.00%       12.00%
Rate of compensation increase                  3.90%        3.90%        3.90%

The accumulated benefit obligation includes the actuarial present value of the vested benefits to which an active employee is entitled, if employment is terminated immediately. Benefits are payable monthly commencing on the latter of age 65, 66, or 67 (in accordance with Social Security retirement age policy), or the participant's date of retirement.

Additionally, all salaried employees are eligible for participation in the employer stock ownership plan (ESOP) and the fully insured health and benefit contract in 1998, 1997, and 1996. The ESOP/401(k) allows employer contributions under Section 401(k) of the Internal Revenue Code. Company contributions are determined by the Compensation Committee of the Board of Directors based on the performance of the Company. The Company absorbs the costs incurred for the administration of the ESOP/401(k). Included in the Company's results of operations are the following costs:

                            Years Ended December 31,
                        ------------------------------
(dollars in thousands)   1998        1997        1996
                        ------      ------      ------
Pension plan            $  593      $  452      $  784
ESOP/401(k)                836         865         552
Health and benefit       1,678       1,786       1,468

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - EMPLOYEE BENEFIT PLANS (Continued)

In January 1993, the Company loaned $2,500,000 to the ESOP for the acquisition of 458,277 shares of the Company's common stock. The loan is being repaid over a 15-year period. The rate of interest on the loan is 7.04%. As of December 31, 1998, and 1997, shares allocated to plan participants totaled 183,311 and 152,760 shares, respectively. All remaining shares from the January 1993 acquisition are committed to be released ratably over the remaining life of the ESOP loan. Dividends on allocated shares are paid to participant accounts. Through 1996, dividends on the unallocated shares were reinvested in the Company's common stock and allocated to participants. Beginning in 1997, dividends on unallocated shares were used to repay the loan. The fair market value of the unearned ESOP shares at December 31, 1998, and 1997, was $2,922,000 and $5,499,000, respectively.

The Company has individual supplemental executive retirement plans for the Chairman Emeritus, two former officers, and two current officers of the Company. As of December 31, 1998, of the five participants, four are fully vested in the plan. The Chairman Emeritus and two former Senior Vice Presidents, or their beneficiaries, are drawing benefits. As of December 31, 1998, and 1997, the Company has accrued $1,774,000 and $1,904,000, respectively, for benefits due under the plans. The Company recognizes annual service cost for the plans, plus interest on the accumulated balance. Amounts expensed, including interest, for the years ended December 31, 1998, 1997, and 1996, were $195,000, $195,000, and
$229,000, respectively.

The Company follows the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires recognition of the cost of providing postretirement benefits, such as medical and life insurance coverage, over the employee service period based upon the estimated amount and timing of future benefit payments. The Company currently provides medical and life insurance benefits for five retired employees. Executive officers and their dependents are also entitled to receive benefits upon retirement. The costs of these benefits charged to expense during the years ended December 31, 1998, 1997, and 1996, were approximately $14,000, $16,000, and $16,000, respectively. The Company's obligation under SFAS No. 106 at December 31, 1998, and 1997, was not material.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Through March 1996, the Company leased space for its corporate headquarters facility under an operating lease. The Company exercised an option to purchase the facility in March 1996. The Company also leases office space and certain equipment under operating lease agreements that have an initial term or remaining noncancelable lease term in excess of one year. Minimum annual future rentals under the terms of the above leases are as follows:

               Years ending December 31:
                           1999                              $1,998,000
                           2000                               1,736,000
                           2001                               1,189,000
                           2002                                 827,000
                           2003                                 338,000
                                                             ----------
                                                             $6,088,000

Lease expense for facilities and equipment was $2,537,000, $1,841,000, and $2,559,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

The Company provides a letter of credit from a bank for $106,000, in lieu of paying deposits for facility rentals.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - CONCENTRATIONS OF CREDIT RISK

The Company provides marketing information services primarily to consumer-product companies. The Company performs ongoing credit evaluations of its customers. The Company's ten largest customers accounted for approximately 57% of sales in 1998 and approximately 55% and 82% of trade accounts receivable and work in process, respectively, at December 31, 1998. One customer accounted for $9,458,000, or 11% of total revenues in 1998.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments. The Company from time to time maintains cash and cash equivalents in accounts with major financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Management believes credit risk related to these deposits is minimal.

The Company invests its excess cash in deposits with major banks, government securities, tax-exempt securities, and money market type securities. The Company has $5,111,000 of its $8,476,000 investment in tax-exempt bonds in the state of Texas.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No.107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, the Company reports the carrying amount of cash and cash equivalents, accounts payable, accrued expenses and other liabilities at cost, which approximates fair value due to the short maturity of these instruments. The Company's line of credit accrues interest at an adjustable rate; therefore, the carrying value approximates fair value.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - INCOME TAXES

Income tax expense on income before income taxes consists of (dollars in thousands):

                                                    Years Ended December 31,
                                              -----------------------------------
                                               1998          1997          1996
                                              -------       -------       -------
Current provision:
  Federal                                     ($  329)      $ 2,794       $ 2,373
  State                                            --           397           259
                                              -------       -------       -------
                                                 (329)        3,191         2,632
Deferred provision                                203          (245)           54
                                              -------       -------       -------
Provision for income taxes charged
  to operations                                  (126)        2,946         2,686
Shareholders' equity - pension component         (851)           --           939
                                              -------       -------       -------
Comprehensive provision for income taxes      ($  977)      $ 2,946       $ 3,625
                                              =======       =======       =======

Reconciliations of the U.S. corporate income tax rate and the effective tax rate on income before income taxes are summarized below (dollars in thousands):

                                                               Years Ended December 31,
                                                        ------------------------------------
                                                         1998           1997           1996
                                                        ------         ------         ------
U.S. corporate tax rate                                    34%            34%            34%
Income before taxes                                     ($  22)        $9,021         $7,376
                                                        ------         ------         ------
Tax expense at statutory rates                              (7)         3,067          2,508
Tax-exempt income                                         (199)          (200)          (203)
Officers' life insurance                                   (14)          (247)            41
Meals and entertainment                                     38             43             82
State income tax                                             -           (135)           (88)
Differences between financial reporting
  and tax bases of fixed assets                              5             13             14
Other                                                       51              8             73
                                                       -------      ---------      ---------
Federal income tax                                        (126)         2,549          2,427
State income tax                                             -            397            259
                                                     ---------       --------       --------
Provision for income taxes charged
  to operations                                           (126)         2,946          2,686
Shareholders' equity - pension component                  (851)             -            939
                                                       -------     ----------       --------
Comprehensive provision for income
  taxes                                                 ($ 977)        $2,946         $3,625
                                                        ======         ======         ======

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - INCOME TAXES (Continued)

The components of the net deferred tax liability as of December 31, 1998, and 1997, are as follows (dollars in thousands):

                                                       1998                        1997
                                               ----------------------     ---------------------
                                               Current     Noncurrent     Current    Noncurrent
                                               -------     ----------     -------    ----------
ASSETS
  Differences between book and tax
    bases of property and equipment,
    excluding building                              --      $   587            --      $   427
  Allowance for expenditures billable
    to clients                                 $   288           --       $   284           --
  Accounts receivable allowance for
    doubtful accounts                              116           --           116           --
  Liability for director retirement plan            --          244            --          237
  Other liabilities                                 --          288            --          294
  Excess of book over tax amortization              --          243            --          177
  Unrecognized net pension obligation               --          851            --           --
                                               -------      -------       -------      -------
  Deferred tax assets                              404        2,213           400        1,135
                                               -------      -------       -------      -------

LIABILITIES
  Differences between financial reporting
    and tax bases of building acquired              --          972            --          928
  Differences between financial reporting
    and tax reporting of sales of fixed
    assets                                          --          258            --          232
  Prepaid pension asset                             --          592            --          792
  Excess tax over book amortization
    of intangibles                                  --           --            --            3
  Capitalized software                              --          683            --           --
                                               -------      -------       -------      -------

   Deferred tax liability                           --        2,505            --        1,955
                                               -------      -------       -------      -------

  Net current/noncurrent deferred tax
    asset (liability)                          $   404      $  (292)      $   400      $  (820)
                                               -------      -------       -------      -------

  Net deferred tax asset (liability)           $   112                                 $  (420)
                                               =======                                 =======

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCK OPTIONS AND WARRANTS

1983 Stock Option Plan

In March 1993, the 1983 Incentive Stock Option Plan approved by shareholders was terminated, leaving no additional options available for grant under the plan. The 1983 Plan provided for issuance of shares upon exercise of the options and Limited Stock Appreciation Rights (Limited SARs).

Shares under option relating to the 1983 Stock Option Plan for the periods ended December 31 are summarized as follows:

                                        1998                       1997                       1996
                                        ----                       ----                       ----

                                Number        Weighted     Number        Weighted     Number         Weighted
                               Of Shares      Average     Of Shares      Average     Of Shares       Average
                              Underlying      Exercise    Underlying     Exercise   Underlying       Exercise
                               Options         Prices      Options        Prices      Options         Prices
                              ----------      --------    ----------     --------   ----------       --------
Options outstanding at
  beginning of period          21,140        $   4.94      44,868        $   5.19     407,817        $   4.21
Options canceled               (4,500)           5.17        (900)           5.17      (5,895)           5.17
Options exercised             (15,740)           4.86     (22,828)           5.44    (357,054)           4.07

Options outstanding at
  end of period                   900            5.17      21,140            4.94      44,868            5.19

Options exercisable at
  end of period                   900            5.17      21,140            4.94      34,668            5.26

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCK OPTIONS AND WARRANTS (Continued)

1991 Nonstatutory Executive Stock Plan

On April 19, 1991, the Board of Directors adopted a Nonstatutory Executive Stock Plan, reserving 360,000 shares of the Company's common stock for issuance. The term of each option shall not exceed ten years. The Committee may set the price, vesting requirement, and exercise terms of options granted under the Plan at its discretion. In September 1994, the Board of Directors amended the plan changing the aggregate number of shares available for grant to 810,000 shares of common stock. As of December 31, 1998, 278,880 shares had been exercised, and 183,405 shares remained available for grant. There were no stock options granted under the 1991 Nonstatutory Executive Stock Plan for either of the years 1998 or 1997.

Shares under option relating to the 1991 Nonstatutory Executive Stock Option Plan for the periods ended December 31 are summarized as follows:

                                        1998                       1997                        1996
                                        ----                       ----                        ----

                              Number          Weighted       Number      Weighted       Number       Weighted
                             Of Shares        Average      Of Shares     Average       Of Shares      Average
                            Underlying        Exercise     Underlying    Exercise      Underlying     Exercise
                              Options          Prices       Options       Prices        Options       Prices
                            ----------        --------     ----------    --------      ----------    ---------
Options outstanding at
  beginning of period         391,815        $   8.62        612,795     $   7.91        465,525     $   6.39
Options granted                    --              --             --           --        188,250        11.26
Options canceled                   --              --        (15,600)        7.46        (22,980)        6.33
Options exercised             (44,100)           7.15       (205,380)        6.56        (18,000)        6.02

Options outstanding at
  end of period               347,715            8.81        391,815         8.62        612,795         7.91

Options exercisable at
  end of period               200,496            8.01        146,925         7.39        298,260         6.91

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCK OPTIONS AND WARRANTS (Continued)

1997 Stock Option Plan

The M/A/R/C Group 1997 Stock Option Plan was approved by shareholders on April 17, 1997. The plan presently provides for the issuance of Incentive Stock Options, Nonincentive Stock Options, and Limited SARs The aggregate number of shares of common stock which may be issued upon exercise of options granted under the plan is 500,000. During 1998, 265,930 shares were canceled and repriced in an exchange offer authorized by the Board of Directors. In August 1998, holders of performance-based stock options exchanged, on a share-for-share basis, for new options vesting at the rate of 20% per year over the next five years beginning August 6, 1998. The new options have an exercise price of $15.00 per share, the market price of M/A/R/C stock as of August 6, 1998. As of December 31, 1998, none of the outstanding options to acquire 471,150 shares were exercisable.

                                           1998                               1997
                                           ----                               ----

                                 Number          Weighted           Number          Weighted
                                Of Shares         Average          Of Shares         Average
                               Underlying        Exercise         Underlying        Exercise
                                 Options          Prices            Options          Prices
                               ----------        --------         ----------        --------
Options outstanding at
  beginning of period            258,930          $18.56                 --               --
Options granted                  478,150           14.69            258,930          $18.56
Options canceled                (265,930)          18.49                 --               --
Options exercised                     --              --                 --               --

Options outstanding at
  end of period                  471,150           14.68            258,930           18.56

Options exercisable at
  end of period                       --              --                 --               --

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11- STOCK OPTIONS AND WARRANTS (Continued)

The following summarizes information about all stock options outstanding at December 31, 1998:

                                   Options Outstanding                          Options Exercisable
                       --------------------------------------------         -------------------------
                                         Weighted
                                          Average          Weighted                          Weighted
      Range of                           Remaining          Average                           Average
      Exercise           Number         Contractual        Exercise           Number         Exercise
       Prices          Outstanding         Life              Price          Exercisable        Price
      --------         -----------      -----------        --------         -----------      --------
$5.17 to $6.33           173,865            1.73         $  6.32              133,296        $  6.32
$11.17 to $13.88         261,750            4.59         $ 11.97               68,100        $ 11.27
$14.38 to $15.00         384,150            5.59         $ 14.97                   --             --
----------------         -------            ----         -------              -------        -------
$5.17 to $15.00          819,765            4.45         $ 12.18              201,396        $  8.00

In 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which provides the Company the option of recognizing the cost of options granted based on fair values of the options at the time of grant. The Company has decided not to elect the cost-recognition provisions of SFAS 123.

The weighted-average fair value of the 478,150 options granted during 1998 was $14.69 per option. The weighted-average fair value of the 258,930 options granted during 1997 was $7.83 per option. The weighted average fair value of the 188,250 options granted during 1996 was $3.71 per option. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, 1997, and 1996: dividend yield between 2% and 2.4%; risk-free interest rates range from 4.7% to 6.3%; expected lives of the options range from two to seven years; and volatility factors range from 35% to 60%.

Had the compensation expense for the 478,150 options granted during 1998 and the 188,250 options granted during 1996 been based on the fair value pricing model described above, additional compensation expense (net of tax) of $268,000 and $66,000 would have been recognized in 1998 and 1996, respectively. The 258,930 options granted in 1997, which accounted for $169,000 of the $260,000 in additional compensation expense reported in 1997, were canceled in 1998.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995. The Company anticipates making awards in the future under its stock-based compensation plans.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCK OPTIONS AND WARRANTS (Continued)

Stock Warrants

The Company issued warrants on 500,400 shares of its common stock in January of 1993 to seven senior executives. The warrants were sold for their estimated fair market value of $.55 each. Each warrant represented the right to purchase one share of the Company's common stock at prices ranging from $4.30 to $5.00 per share prior to March 1, 1997. On January 18, 1993, the Board of Directors authorized the issuance of 500,400 shares of restricted common stock of the Company. Such shares were issued in tandem with the 500,400 warrants. The exercise of a warrant resulted in the corresponding loss of a restricted share.

All warrants for the 500,400 shares of common stock have been exercised. Concurrent with the exercise of the warrants, an equal number of the restricted shares were returned to the Company and retired.

The Company has warrants on its common stock issued as follows:

                                                         1998
                                                         ----
                                              Warrants         Exercise Price
                                              --------       -----------------
Warrants outstanding at beginning
    of period                                  106,500       $ 7.17 to $15.00
Warrants granted                                42,500       $15.00 to $16.00
Warrants exercised                                   -              -
Warrants outstanding at the end of
    the period                                 149,000       $ 7.17 to $16.00



Restricted Stock

In January 1996, the Company issued 315,000 shares of restricted common stock valued at the then market price of $10.00 per share to the Chief Executive Officer and one Executive Vice President of the Company. The related deferred compensation is presented as a reduction to shareholders' equity. As the restriction on these shares lapses ratably over a 15-year period, compensation expense of approximately $210,000 is being recognized annually.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - RELATED PARTY TRANSACTIONS

The Company has a director retirement plan for all directors who are not employees of the Company. Benefits are payable to any director who completes five years or more of service when the director retires from the Board of Directors and continue for a period of time equal to the term of service on the Board. The directors' benefit under the plan is equal to the average of the annual retainer and committee fees paid during the three years served with the highest compensation. The amounts expensed in 1998, 1997, and 1996, were approximately $72,000, $70,000, and $122,000, respectively. In January of 1997, the Board of Directors approved the discontinuation of the retirement plan for all outside directors whose initial term of service begins after January 24, 1997.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - EARNINGS PER SHARE

Computation of basic and diluted earnings per share in accordance with SFAS 128 are as follows (in thousands, except per share amounts):

                                          Year Ended               Year Ended                Year Ended
                                       December 31, 1998       December 31, 1997         December 31, 1996
                                     -------------------       -------------------       --------------------
                                     Basic       Diluted       Basic       Diluted       Basic        Diluted
                                     ------      -------       ------      -------       ------       -------
Income available to common
  shareholders                       $  104       $  104       $6,075       $6,075       $4,690       $4,690
                                     ======       ======       ======       ======       ======       ======

Weighted average number of
  common shares outstanding           4,967        4,967        4,785        4,785        4,388        4,388
                                     ======                    ======                    ======

Effect of dilutive securities:
  Dilutive stock options and
  warrants                                           179                       249                       308
                                                  ------                    ------                    ------

                                                   5,146                     5,034                     4,696
                                                  ======                    ======                    ======

Earnings per share:
  Net income                         $  .02       $  .02       $ 1.27       $ 1.21       $ 1.07       $ 1.00
                                     ======       ======       ======       ======       ======       ======


For the effect of SFAS 123 on the earnings per share, see Note 11.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - INTERIM FINANCIAL INFORMATION
                 (Unaudited)

The following represents unaudited interim financial information for the years ended December 31, 1998, and 1997 (dollars in thousands, except per share and share amounts).

                                                                   Year Ended December 31, 1998
                                              --------------------------------------------------------------
                                                 First           Second           Third            Fourth
                                                Quarter          Quarter         Quarter           Quarter
                                              -----------      -----------      -----------      -----------
      Revenues                                $    20,399      $    24,075      $    23,167      $    21,270

      Costs and expenses                           21,609           23,290           21,542           21,812
                                              -----------      -----------      -----------      -----------

      Operating income (loss)                      (1,210)             785            1,625              542

      Interest and other income
         (expense)                                    (41)             (14)            (313)            (312)
                                              -----------      -----------      -----------      -----------

      Income (loss) before taxes                   (1,251)             771            1,312             (854)

      Income taxes (benefit)                         (522)             272              465             (341)
                                              -----------      -----------      -----------      -----------

      Comprehensive income (loss):
        Other comprehensive income,
          net of tax                                   --               --               --           (1,641)
        Net income (loss)                            (729)             499              847             (513)
                                              -----------      -----------      -----------      -----------
      Comprehensive income (loss)             $      (729)     $       499      $       847      $    (2,154)
                                              ===========      ===========      ===========      ===========

      Earnings (loss) per share (diluted)     $      (.15)     $       .10      $       .16      $      (.10)
                                              ===========      ===========      ===========      ===========

      Weighted average shares
        outstanding (diluted)                   4,884,791        5,158,610        5,190,931        5,135,300

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - INTERIM FINANCIAL INFORMATION  (Continued)
                  (Unaudited)

                                                          Year Ended December 31, 1997
                                       --------------------------------------------------------------
                                          First          Second            Third           Fourth
                                         Quarter         Quarter          Quarter          Quarter
                                       -----------      -----------     -----------      -----------
      Revenues                         $    22,684      $    26,019     $    23,747      $    24,259

      Costs and expenses                    20,472           23,529          21,187           22,140
                                       -----------      -----------     -----------      -----------

      Operating income                       2,212            2,490           2,560            2,119

      Interest and other income
         (expense)                            (163)             340            (270)            (267)
                                       -----------      -----------     -----------      -----------

      Income before taxes                    2,049            2,830           2,290            1,852

      Income taxes                             738              765             802              641
                                       -----------      -----------     -----------      -----------

      Comprehensive income:
        Net income                           1,311            2,065           1,488            1,211
                                       -----------      -----------     -----------      -----------
      Comprehensive income             $     1,311      $     2,065     $     1,488      $     1,211
                                       ===========      ===========     ===========      ===========

      Earnings per share (diluted)     $       .27      $       .41     $       .29      $       .24
                                       ===========      ===========     ===========      ===========

      Weighted average shares
        outstanding (diluted)            4,858,600        5,062,552       5,170,366        5,135,300

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - SEGMENT INFORMATION

As stated in Note 1, in 1998, the Company adopted SFAS 131. Under SFAS 131, the Company is comprised of two reportable segments: (1) Targetbase Marketing and
(2) M/A/R/C Research.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates segment performance based on segment operating income, which is defined as income before income taxes, interest income, interest expense, and certain general corporate income and expense items (including equity investment income) which are not directly attributable to the operations of the reportable segment. Segment assets are comprised of the accounts receivable and expenditures billable to clients which are attributable to the reporting segments. Segment data includes a charge allocating all corporate overhead and reflects intersegment activity transferred at cost. Revenues presented are to external clients.

The Company is organized primarily on the basis of products and services offered in the customer marketing research business and the database marketing business.

The table below presents information about reported segments for the years ending December 31:

                                         1998                                     1997
                                         ----                                     ----

                               Targetbase      M/A/R/C                    Targetbase   M/A/R/C
(dollars in thousands)         Marketing      Research    Consolidated    Marketing    Research   Consolidated
                               ----------     --------    ------------    ----------   --------   ------------

Revenues(1)                     $ 49,288      $ 39,814      $ 88,911      $ 41,825     $ 54,884     $ 96,709
                                --------      --------      --------      --------     --------     --------

Operating income (loss)(2)         3,208        (2,716)          658         7,293        2,088        9,381
                                --------      --------      --------      --------     --------     --------

Not reflected in segments:

Interest income                                                  994                                   1,067

Interest expense                                              (1,860)                                 (1,784)

Other income (expense), net                                       12                                     780

Equity in subs                                                   174                                    (423)
                                                            --------                                --------

                                                                (680)                                   (360)
                                                            --------                                --------

Income (loss) before taxes                                  $    (22)                               $  9,021
                                                            ========                                ========

Segments assets(3)              $ 13,316      $  6,130      $ 18,776      $ 12,141     $  8,776     $ 20,400

                                                1996
                                                ----

                                  Targetbase    M/A/R/C
(dollars in thousands)            Marketing     Research   Consolidated
                                  ----------    --------   ------------

Revenues(1)                       $ 34,490      $ 50,696      $ 85,459
                                  --------      --------      --------

Operating income (loss)(2)           5,144         2,814         7,972
                                  --------      --------      --------

Not reflected in segments:

Interest income                                                    880

Interest expense                                                (1,249)

Other income (expense), net                                         (2)

Equity in subs                                                    (225)
                                                              --------

                                                                  (596)
                                                              --------

Income (loss) before taxes                                    $  7,376
                                                              ========

Segments assets(3)                $  9,260      $  7,997      $ 16,709

(1) Reserve adjustments totaling ($191,000) in 1998 and $273,000 in 1996 reflected in consolidated revenues were not allocated to to the segments.

(2) Income totaling $166,000 in 1998 and $14,000 in 1996 reflected in consolidated operating income were not allocated to the segments.

(3)  Reserve amounts totaling $670,000 in 1998, $517,000 in 1997 and $548,000 in
     1996 are reflected in consolidated segment assets. These reserves were not allocated to the segments.

                                THE M/A/R/C GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - SEGMENT INFORMATION (Continued)

The following is revenue and long-lived asset information by geographic area as of and for the years ended December 31:

                                                Revenues                       Long-Lived Assets
                                    -------------------------------     -------------------------------
             (dollars in thousands)  1998        1997        1996        1998        1997        1996
                                    -------     -------     -------     -------     -------     -------
             United States          $85,611     $96,709     $85,459     $30,915     $29,344     $28,317

             Foreign                  3,300          --          --       1,763          --          --

Geographic revenue is based on the country in which the legal subsidiary is domiciled. Foreign revenue reflected in the schedule represents revenue of a subsidiary subsequent to acquisition during 1998.

One customer accounted for 11% of consolidated revenues in 1998, all residing in the Company's Targetbase segment.

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

         10.6      Amendment No. 1 to Registrant's 1983 Stock Option
                   Plan (10.6)*

         10.9      Supplemental Executive Retirement Plan (10.9)***

         10.11     1991 Executive Stock Plan (10.11) ****

         11.1      Statement Re:  Computation of Per Share Earnings*****

         13.1 Annual Report to Shareholders of the Registrant for year ended December 31, 1998 (portions of which are incorporated herein by reference)

         27        Financial Data Schedule


----------

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

   ***** Incorporated by reference to page 18 of the Registrant's Annual Report for the year ended December 31, 1998.

(b)  None

(c)  None