Form 10-Q
period 1999-03-31
MARC GROUP
filed 1999-05-14
CIK 356287

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
(Mark One)
    [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                                       OR

    [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

For the period from                          to
                   --------------------------  ---------------------------------

Commission file number 0-13217

                                  M/A/R/C INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Texas                                       75-1781525
-------------------------------         ---------------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

7850 North Belt Line Road, Irving, Texas                    75063
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

Yes     X     No
   ----------   --------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes           No
   ----------   --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,233,106 shares as of March 31, 1999.

                              THE M/A/R/C(R) GROUP

                                     INDEX

                                  (UNAUDITED)


                                                                                                       Page No.
                                                                                                       --------

     PART I.  FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Consolidated Balance Sheets
                             March 31, 1999, and December 31, 1998..........................................1

                           Consolidated Statements of Operations
                             Three Months Ended March 31, 1999, and 1998....................................2

                           Consolidated Statement of Changes in Stockholders' Equity
                             Three Months Ended March 31, 1999..............................................3

                           Consolidated Statements of Cash Flows
                             Three Months Ended March 31, 1999, and 1998....................................4

                           Consolidated Notes to Financial Statements.......................................5

                           Report of Independent Accountants................................................7


              Item 2.      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations.........................................8-10


     PART II.  OTHER INFORMATION...........................................................................11

              Item 4.      Submission of Matters to a Vote of Security Holders.............................11

                         PART I. FINANCIAL INFORMATION
                              THE M/A/R/C(R) GROUP
                          CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                March 31, 1999   Dec. 31, 1998
                                                                                --------------   --------------
                                                                                     (Dollars in Thousands)
ASSETS
Current Assets:
        Cash and short-term investments                                         $        5,111     $      4,846
        Trade accounts receivable, net                                                  12,485           11,925
        Expenditures billable to clients, net                                            6,748            6,851
        Notes receivable                                                                     5               10
        Federal income tax receivable                                                      491              580
        Deferred income taxes receivable                                                   378              404
        Prepaid expenses and other current assets                                        2,138            2,529
                                                                                --------------     ------------
          Total Current Assets                                                          27,356           27,145
                                                                                --------------     ------------

Notes receivable, less current portion                                                    --                 52
Property and equipment, less accumulated depreciation of
        $18,508,000 and $17,471,000, respectively                                       32,333           32,678
Investments at cost                                                                      7,749            7,072
Intangibles, less accumulated amortization of $3,005,000
        and $2,947,000, respectively                                                     6,215            6,022
Prepaid pension costs and other assets                                                   5,888            5,923
                                                                                --------------     ------------
TOTAL ASSETS                                                                    $       79,541     $     78,892
                                                                                ==============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
        Current portion, long-term debt                                         $        1,440     $      1,480
        Trade accounts payable                                                           2,059            2,845
        Advance payments from clients                                                    3,936            2,265
        Other accrued liabilities                                                        1,175              682
                                                                                --------------     ------------
          Total Current Liabilities                                                      8,610            7,272

Long-term debt, less current portion                                                    19,534           19,879
Deferred taxes payable and other liabilities                                             5,216            5,351
                                                                                --------------     ------------
    Total Liabilities                                                                   33,360           32,502
                                                                                --------------     ------------

Stockholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized,
  6,699,300 and 6,691,500 issued, respectively                                           6,699            6,692
Capital in excess of par value                                                          13,470           13,226
Retained earnings                                                                       41,374           41,518
Accumulated other comprehensive income                                                  (1,641)          (1,641)
Less treasury stock at cost 1,465,294 and 1,415,414 shares, respectively                (9,741)          (9,211)
Unearned compensation                                                                   (2,467)          (2,509)
Unearned ESOP shares                                                                    (1,513)          (1,685)
                                                                                --------------     ------------
    Total Stockholders' Equity                                                          46,181           46,390
                                                                                --------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $       79,541     $     78,892
                                                                                ==============     ============

The accompanying notes are an integral part of the financial statements.

                              THE M/A/R/C(R) GROUP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999, AND 1998
                                  (UNAUDITED)

                                                                     1999            1998
                                                                 -----------     -----------
                                                                     (Dollars in Thousands,
                                                                     Except Per Share Data)


Revenues                                                         $    21,575     $    20,399

Costs and expenses                                                    21,116          21,609
                                                                 -----------     -----------

        Operating income (loss)                                          459          (1,210)

Interest and other income (expense) net                                  (68)            (41)
                                                                 -----------     -----------

        Income (loss) before taxes                                       391          (1,251)

Federal and state income tax provision (benefit)                         138            (522)
                                                                 -----------     -----------

  NET INCOME (LOSS)                                              $       253     ($      729)
                                                                 ===========     ===========

Net income (loss) per share (basic)                              $       .05     ($      .15)
                                                                 ===========     ===========

Net income (loss) per share (diluted)                            $       .05     ($      .15)
                                                                 ===========     ===========


Weighted average common shares outstanding (basic)                 4,995,423       4,884,791
                                                                 ===========     ===========

Weighted average common shares outstanding (diluted)               5,082,924       4,884,791
                                                                 ===========     ===========






The accompanying notes are an integral part of the financial statements.

                              THE M/A/R/C(R) GROUP
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)


                                                                           Accumulated
                                         Common    Capital in                  Other                    Unearned     Cost of
                                        Stock, $1  Excess of   Retained   Comprehensive     Unearned      ESOP      Treasury
                                        Par Value  Par Value   Earnings       Income      Compensation   Shares      Stock
                                        ---------  ---------   --------   -------------   ------------  --------    --------

(Dollars in thousands)

Balance at December 31, 1998            $ 6,692    $ 13,226    $ 41,518    ($ 1,641)      ($ 2,509)     ($ 1,685)   ($ 9,211)

     Exercise options/warrants                7          62

     Purchase treasury stock                                                                                            (530)

     Amortization of compensation                        11                                     42

     Dividends paid ($0.075 per share)                             (397)

     Release of ESOP shares                             171                                                  172

     Net income (loss)                                              253
                                        -------    --------    --------    --------       --------      --------    --------

Balance at March 31, 1999               $ 6,699    $ 13,470    $ 41,374    ($ 1,641)      ($ 2,467)     ($ 1,513)   ($ 9,741)
                                        =======    ========    ========    ========       ========      ========    ========


The accompanying notes are an integral part of the financial statements.

                              THE M/A/R/C(R) GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                                  1999        1998
                                                                                -------     -------
                                                                               (Dollars in Thousands)
Net cash flow from operating activities:
        Net income (loss)                                                       $   253     ($  729)
        Noncash items:
          Depreciation and amortization                                           1,306       1,016
          ESOP Expense                                                              172         119
          Amortization of unearned compensation                                      42          54
          (Gain) loss on sale of property and equipment                              16           0
          Bad-debt expense                                                            1         534
          (Gain) loss on equity-method investment                                  (105)          0

        Net (increase) in receivables and
          expenditures billable to clients                                         (457)      1,772
        Net (increase) decrease in prepaid expenses and other assets                391         688
        Increase (decrease) in trade accounts payable                              (786)        (42)
        Net (decrease) increase in customer advances                              1,671         401
        Increase (decrease) in accrued liabilities and other liabilities            358      (1,758)
                                                                                -------     -------
        Net cash provided by operating activities                                 2,862       2,055
                                                                                -------     -------

Cash flows from investing activities:
        Acquisition of property and equipment                                      (887)     (1,871)
        Net (additions to) reductions in notes receivable                            57           3
        Net (increase in) reduction of investments                                 (706)        (76)
                                                                                -------     -------
        Net cash used by investing activities                                    (1,536)     (1,944)
                                                                                -------     -------
Cash flows from financing activities:
        Acquisition (payment) of long-term debt                                    (385)       (197)
        Issuance of common stock                                                    251         224
        Cash dividends paid                                                        (397)       (388)
        Issue/(purchase of) treasury stock                                         (530)        (92)
                                                                                -------     -------
        Net cash provided (used) by financing activities                         (1,061)       (453)
                                                                                -------     -------
        Net increase (decrease) in cash                                             265        (342)
        Cash and short-term investments at December 31                            4,846       6,374
                                                                                -------     -------
        Cash and short-term investments at March 31                             $ 5,111     $ 6,032
                                                                                =======     =======


    The accompanying notes are an integral part of the financial statements.

                              THE M/A/R/C(R) GROUP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 1999, the consolidated results of its operations for the three months ended March 31, 1999, and March 31, 1998, and its consolidated cash flows for the three months ended March 31, 1999, and March 31, 1998.

2. These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The December 31, 1998, condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, should be read in conjunction with the accompanying condensed consolidated financial statements.

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

THE M/A/R/C(R) GROUP
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

5. In 1998, the Company adopted SFAS 131. Under SFAS 131, the Company is comprised of two reportable segments: (1) Targetbase Marketing and (2) M/A/R/C(R) Research.

          The table below presents information about the reported segments for the three months ended March 31, 1999, and 1998.

                                                  1999                                    1998
                                                  ----                                    ----
                                 Targetbase     M/A/R/C(R)                 Targetbase   M/A/R/C(R)
(dollars in thousands)            Marketing     Research   Consolidated    Marketing    Research       Consolidated
                                  ---------    ---------   ------------    ---------    ---------      ------------

Revenues(1)                      $   12,935    $   8,634   $     21,575    $  11,476    $   8,924      $   20,399
                                 ----------    ---------   ------------                 ---------

Operating income
  (loss)(2)                             798         (367)           459          790       (2,000)         (1,210)
                                 ----------    ---------   ------------    ---------    ---------      ----------

Not reflected in
  segments:

Interest and other
  income (expense) net                                              (68)                                      (41)
                                                           ------------                                ----------

Income (loss) before
  taxes                                                    $        391                               ($    1,251)
                                 ----------    ---------   ------------    ---------    ---------      ----------

Segments assets(3)               $   14,770    $   5,133   $     19,233    $  11,938    $   6,730      $   18,094

(1) Reserve adjustments totaling $6,000 in 1999 and ($1,000) in 1998 reflected in consolidated revenues were not allocated to the segments.

(2) Income totaling $28,000 in 1999 reflected in consolidated operating income was not allocated to the segments.

(3) Reserve amounts totaling $670,000 in 1999 and $574,000 in 1998 are reflected in consolidated segment assets. These reserves were not allocated to the segments.

                        INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Shareholders of The M/A/R/C(R) Group:

We have reviewed the accompanying consolidated balance sheet of The M/A/R/C(R) Group as of March 31, 1999 and the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1999, and 1998, and the consolidated statement of changes in shareholders' equity for the three-month period ended March 31, 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP
April 21, 1999

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


       The M/A/R/C(R) Group is a marketing information services company, providing service to over 200 clients nationwide. The majority of our clients are large public companies. The Company offers a wide range of marketing information services through its two operating segments: M/A/R/C(R) Research and Targetbase Marketing.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999, WITH THREE MONTHS ENDED MARCH 31, 1998

       Revenues increased to $21,575,000 for the three-month period ended March 31, 1999, compared with revenues of $20,399,000 for the three-month period ended March 31, 1998. Production and administrative expenses were 97.9% of revenues, compared with 105.9% for the prior year.

       The Company recorded operating income of $459,000 compared with an operating loss of ($1,210,000) last year for the comparable quarter. The improved first quarter results reflect the success of programs initiated last year to drive sales in both Research and Targetbase segments.

       Looking at the two businesses in more detail: Targetbase Marketing had revenues of $12,935,000 in the first quarter of 1999, a 13% increase over last year's first quarter, and generated operating margin of $798,000, or 6.2%, compared with $790,000 last year. M/A/R/C(R) Research had first quarter 1999 revenues of $8,634,000, a 3% decline from the first quarter of 1998, and had an operating loss of ($367,000), compared with an operating loss of ($2,000,000) last year.

       The increase in revenues in Targetbase includes $1,092,000 from our U.K. subsidiary. Our profitability in this division continues to be impacted by the costs associated with our new software platform as well as our interactive capabilities.

       Operating income improvement in M/A/R/C(R) Research has been driven primarily by expense reduction; however, new business prospects appear to be improving.

THE M/A/R/C(R) GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


       Net interest and other income (expense) increased $27,000 to ($68,000) for the comparable three-month period.

      The Company recorded net income for the three-month period ended March 31, 1999, of $253,000 $.05 a share compared with a net loss of ($729,000) ($.15 a share) for the comparable three-month period ended March 31, 1998.

       The weighted average number of shares outstanding increased to 4,995,083 from 4,884,791 last year. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 267,327 shares held in the Employee Shareholders Ownership Plan that have not been released to participants. The Company repurchased 50,000 shares of its stock during the three-month period ended March 31, 1999.

CAPITAL RESOURCES AND LIQUIDITY

       From December 31, 1998, to March 31, 1999, cash and short-term investments increased $265,000 primarily because of the increased cash flow from operations. The March 31, 1999, cash and short-term investments position of $5,111,000 and the temporary investment position of $7,749,000, the working capital position of $18,746,000, and the existing and unused lines of bank credit totaling $7,311,997 are adequate to support the Company's cash requirements for operating and capital expenditures.

YEAR 2000

         The Company began work on the Year 2000 compliance issue in 1998. To date we have inventoried our IT and non-IT environments, both internal and external, and assessed them for compliance. Our primary exposure resides in software that processes the databases we manage, software that is used in our statistical analysis work, and our interviewing and tabulating software. Our testing

THE M/A/R/C(R) GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

environment has been built, and we are now systematically testing all software and operating systems. The Company estimates it will spend approximately $400,000 bringing our various applications, operating systems, and hardware into compliance. Approximately $250,000 has been expended to date. We are slated to complete testing, with all required remediation and contingency planning, by the end of August 1999. Management believes the modifications to our proprietary software are relatively minor and that our overall risks are quite modest in nature. A reasonable worst-case scenario resulting from one or more of these software systems being noncompliant might be our inability to service one or more of our clients for a short period of time.

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

                           PART II--OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


On May 11, 1999, subsequent to the close of the first quarter, The M/A/R/C(R) Group held its annual shareholders' meeting for the fiscal year ended December 31, 1998. The shareholders voted on the following proposal:

     A. To elect three directors, Elmer L. Taylor, Jr., John H. Friedman, and Thomas Vacchiano, Jr., to hold office for a three-year term expiring at the 2002 shareholders' meeting or until their successors are elected and have qualified.

          Incumbent directors serving for a three-year term expiring at the 2000 shareholders' meeting are Sharon M. Munger and Edward R. Anderson. Incumbent directors serving for a three-year term expiring at the 2001 shareholders' meeting are Cecil B. Phillips, Rolan G. Tucker, and Jack D. Wolf.

     B. Results of the election are as follows: 4,535,302 votes, or 85.2% of the quorum, were cast for Elmer L. Taylor, Jr., John H. Friedman, and Thomas Vacchiano, declaring them elected.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             The M/A/R/C(R) Group
                                        ------------------------------
                                                 (Registrant)



Date:      May 15, 1999                      /s/ Sharon M. Munger
     ----------------------             ------------------------------
                                        Sharon M. Munger
                                        (Chairman of the Board and
                                        Chief Executive Officer)



Date:      May 15, 1999                      /s/ Harold R. Curtis
     ----------------------             -------------------------------
                                        Harold R. Curtis
                                        (Chief Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                                  Description
------                                  -----------
 27                                     Financial Data Schedule