Form 10-Q
period 1999-06-30
MARC GROUP
filed 1999-08-05
CIK 356287

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the period from                            to
                    --------------------------    -----------------------------

Commission file number 0-13217


                                 M/A/R/C(R) INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Texas                                   75-1781525
---------------------------------          -----------------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                   Identification No.)


7850 North Belt Line Road, Irving, Texas                 75063
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

Yes         No
   -----       -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,242,675 shares as of June 30, 1999.

                              THE M/A/R/C(R) GROUP

                                      INDEX

                                   (UNAUDITED)

                                                                                                         Page No.
                                                                                                         --------
     PART I.  FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Independent Accountant's Report..................................................i

                           Consolidated Balance Sheets
                             June 30, 1999, and December 31, 1998...........................................1

                           Consolidated Statements of Operations
                             Three Months Ended June 30, 1999, and 1998.....................................2

                           Consolidated Statements of Operations
                             Six Months Ended June 30, 1999, and 1998.......................................3

                           Consolidated Statement of Changes in Stockholders' Equity
                             Six Months Ended June 30, 1999.................................................4

                           Consolidated Statements of Cash Flows
                             Six Months Ended June 30, 1999, and 1998.......................................5

                           Consolidated Notes to Financial Statements.....................................6-7



              Item 2.      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations.........................................8-12


     PART II.  OTHER INFORMATION...........................................................................13

              Item 4.      Submission of Matters to a Vote of Security Holders.............................13

INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Shareholders of The M/A/R/C(R) Group:

We have reviewed the accompanying consolidated balance sheet of The M/A/R/C(R) Group as of June 30, 1999, and the condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 1999, and 1998, and the consolidated statement of changes in shareholders' equity for the six-month period ended June 30, 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February , 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP
July 16, 1999

                          PART I. FINANCIAL INFORMATION
                              THE M/A/R/C(R) GROUP
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                              June 30, 1999   Dec. 31, 1998
                                                                              -------------   -------------
                                                                                  (Dollars in Thousands)
ASSETS
Current Assets:
        Cash and short-term investments                                         $    7,500      $    4,846
        Trade accounts receivable, net                                              12,191          11,925
        Expenditures billable to clients, net                                        8,496           6,851
        Notes receivable                                                                 2              10
        Federal income tax receivable                                                  182             580
        Deferred income taxes receivable                                               378             404
        Prepaid expenses and other current assets                                    3,499           2,529
                                                                                ----------      ----------
          Total Current Assets                                                      32,248          27,145
                                                                                ----------      ----------

Notes receivable, less current portion                                                --                52
Property and equipment, less accumulated depreciation of
        $19,550,000 and $17,471,000, respectively                                   32,055          32,678
Investments at cost                                                                  7,475           7,072
Intangibles, less accumulated amortization of $3,064,000
        and $2,947,000, respectively                                                 6,437           6,022
Prepaid pension costs and other assets                                               5,913           5,923
                                                                                ----------      ----------
TOTAL ASSETS                                                                    $   84,128      $   78,892
                                                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
        Current portion, long-term debt                                         $    1,360      $    1,480
        Trade accounts payable                                                       2,198           2,845
        Advance payments from clients                                                3,220           2,265
        Other accrued liabilities                                                    3,873             682
                                                                                ----------      ----------
          Total Current Liabilities                                                 10,651           7,272

Long-term debt, less current portion                                                17,294          19,879
Deferred taxes payable and other liabilities                                         6,199           5,351
                                                                                ----------      ----------
    Total Liabilities                                                               34,144          32,502
                                                                                ----------      ----------

Stockholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized,
  6,712,943 and 6,691,500 issued, respectively                                       6,713           6,692
Capital in excess of par value                                                      13,524          13,226
Retained earnings                                                                   45,070          41,518
Accumulated other comprehensive income                                              (1,641)         (1,641)
Less treasury stock at cost 1,470,268 and 1,415,414 shares, respectively            (9,795)         (9,211)
Unearned compensation                                                               (2,415)         (2,509)
Unearned ESOP shares                                                                (1,472)         (1,685)
                                                                                ----------      ----------
    Total Stockholders' Equity                                                      49,984          46,390
                                                                                ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   84,128      $   78,892
                                                                                ==========      ==========

The accompanying notes are an integral part of the financial statements.

                              THE M/A/R/C(R) GROUP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1999, AND 1998
                                   (UNAUDITED)

                                                                     1999              1998
                                                                 ------------      ------------
                                                                     (Dollars in Thousands,
                                                                      Except Per Share Data)


Revenues                                                         $     24,760      $     24,074

Costs and expenses                                                     23,034            23,288
                                                                 ------------      ------------

        Operating income                                                1,726               786

Gain on sale of equity investment                                       4,764                 0

Interest and other income (expense) net                                  (161)              (14)
                                                                 ------------      ------------

        Income before taxes                                             6,329               772

Federal and state income tax provision                                  2,240               272
                                                                 ------------      ------------

  NET INCOME                                                     $      4,089      $        500
                                                                 ============      ============

Net income per share - Basic                                     $        .83      $        .10
                                                                 ============      ============

Net income per share - Diluted                                   $        .81      $        .10
                                                                 ============      ============


Weighted average common shares outstanding - Basic                  4,919,117         4,961,995
                                                                 ============      ============

Weighted average common shares outstanding - Diluted                5,056,593         5,158,610
                                                                 ============      ============



The accompanying notes are an integral part of the financial statements.

                              THE M/A/R/C(R) GROUP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999, AND 1998
                                   (UNAUDITED)


                                                                          1999              1998
                                                                      ------------      ------------
                                                                           (Dollars in Thousands,
                                                                           Except Per Share Data)
Revenues                                                              $     46,335      $     44,473

Costs and expenses                                                          44,150            44,897
                                                                      ------------      ------------

        Operating income (loss)                                              2,185              (424)

Gain on sale of equity investment                                            4,764                 0

Interest and other income (expense) net                                       (229)              (55)
                                                                      ------------      ------------

        Income (loss) before taxes                                           6,720              (479)

Federal and state income tax provision (benefit)                             2,379              (250)
                                                                      ------------      ------------

  NET INCOME (LOSS)                                                   $      4,341      $       (229)
                                                                      ============      ============

Net income (loss) per share - Basic                                   $        .88      $       (.05)
                                                                      ============      ============

Net income (loss) per share - Diluted                                 $        .86      $       (.05)
                                                                      ============      ============


Weighted average common shares outstanding - Basic                       4,957,059         4,923,606
                                                                      ============      ============

Weighted average common shares outstanding - Diluted                     5,069,228         4,923,606
                                                                      ============      ============


The accompanying notes are an integral part of the financial statements.

                              THE M/A/R/C(R) GROUP
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                                                           Accumulated
                                         Common    Capital in                  Other                   Unearned     Cost of
                                        Stock, $1  Excess of   Retained   Comprehensive    Unearned      ESOP       Treasury
                                        Par Value  Par Value   Earnings       Income     Compensation   Shares       Stock
                                        ---------  ---------   --------   -------------- ------------  ---------   ----------
(Dollars in thousands)

Balance at December 31, 1998              $6,692    $13,226    $41,518      $(1,641)        $(2,509)    $(1,685)    $(9,211)

     Exercise options/warrants                21         56

     Purchase treasury stock                                                                                           (584)

     Amortization of compensation                        11                                      94

     Dividends paid $(0.075 per share)                            (789)

     Release of ESOP shares                             231                                                 213

     Net income (loss)                                           4,341
                                          ------    -------    -------      -------         -------     -------     -------

Balance at June 30, 1999                  $6,713    $13,524    $45,070      $(1,641)        $(2,415)    $(1,472)    $(9,795)
                                          ======    =======    =======      =======         =======     =======     =======



The accompanying notes are an integral part of the financial statements.

                              THE M/A/R/C(R) GROUP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                        1999            1998
                                                                                     ----------      ----------
                                                                                       (Dollars in Thousands)
Net cash flow from operating activities:
        Net income (loss)                                                            $    4,341      $     (229)
        Noncash items:
          Depreciation and amortization                                                   2,607           2,154
          ESOP Expense                                                                      213             244
          Amortization of unearned compensation                                              94             108
          (Gain) loss on sale of property and equipment                                     (70)            (14)
          Bad-debt expense                                                                   10             560
          (Gain) loss on equity-method investment                                        (4,913)            (61)

        Net (increase) in receivables and
          expenditures billable to clients                                               (1,921)            306
        Net (increase) decrease in prepaid expenses and other assets                     (1,072)         (1,186)
        Increase (decrease) in trade accounts payable                                      (647)            107
        Increase (decrease) in accrued liabilities and other liabilities                  4,039            (462)
                                                                                     ----------      ----------
        Net cash provided by operating activities                                         2,681           1,527
                                                                                     ----------      ----------

Cash flows from investing activities:
        Acquisition of property and equipment                                            (1,733)         (2,610)
        Net (additions to) reductions in notes receivable                                    60               6
        Purchase of idm                                                                    --            (4,144)
        Proceeds from sale of equity investment                                           4,913            --
        Net (increase in) reduction of investments                                         (464)         (1,417)
                                                                                     ----------      ----------

        Net cash used by investing activities                                             2,776          (8,165)
                                                                                     ----------      ----------
Cash flows from financing activities:
        Net (decrease) increase in customer service                                         955            (495)
        Acquisition (payment) of short-term debt                                         (2,705)           --
        Acquisition (payment) of long-term debt                                            --             4,049
        Issuance of common stock                                                            319             470
        Cash dividends paid                                                                (789)           (881)
        Issue/(purchase of) treasury stock                                                 (584)           (446)
                                                                                     ----------      ----------
        Net cash provided (used) by financing activities                                 (2,804)          2,697
                                                                                     ----------      ----------
        Net increase (decrease) in cash                                                   2,654          (3,941)
        Cash and short-term investments at December 31                                    4,846           6,374
                                                                                     ----------      ----------
        Cash and short-term investments at June 30                                   $    7,500      $    2,433
                                                                                     ==========      ==========

Schedule of noncash investing activity:
Acquisition of idm
        Cash paid                                                                                    $    4,144
        Common stock issued                                                                                 102
        Capital in excess of par                                                                          1,741
                                                                                                     ----------
                                                                                                     $    5,987
                                                                                                     ==========
        Net assets consolidated                                                                           1,542
        Goodwill recorded                                                                                 4,445
                                                                                                     ----------
                                                                                                     $    5,987
                                                                                                     ==========

    The accompanying notes are an integral part of the financial statements.

                              THE M/A/R/C(R) GROUP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 1999, the consolidated results of its operations for the six months ended June 30, 1999, and June 30, 1998, and its consolidated cash flows for the six months ended June 30, 1999, and June 30, 1998.

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

4. In June of 1999, the Company sold its minority ownership in Digital Marketing Services, Inc. to the majority owner, America Online, Inc. The transaction resulted in a nonrecurring gain of $4,764,000 before taxes. On an after-tax basis, the nonrecurring gain was $3,097,000, or $.61 per diluted share.

THE M/A/R/C(R) GROUP
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)


5. In 1998, the Company adopted SFAS 131. Under SFAS 131, the Company is comprised of two reportable segments: (1) Targetbase(sm) Marketing and
         (2) M/A/R/C(R) Research.

           The table below presents information about the reported segments for the six months ended June 30, 1999, and 1998.

                                                   1999                                           1998
                                Targetbase(sm)   M/A/R/C(R)                     Targetbase(sm) M/A/R/C(R)
(dollars in thousands)            Marketing      Research      Consolidated      Marketing      Research       Consolidated
                                  ---------      --------      ------------      ---------      --------       ------------
Revenues(1)                       $  27,628      $  18,693       $  46,335       $  25,141       $  19,351      $  44,473
                                  ---------      ---------       ---------       ---------       ---------      ---------

Operating income
  (loss)                              2,305           (120)          2,185           2,190          (2,614)          (424)
                                  =========      =========       ---------       =========       =========      ---------

Not reflected in
  segments:

Nonrecurring gain                                                    4,764                                              -

Interest and other
  income (expense) net                                                (229)                                           (55)
                                                                 ---------                                      ---------

Income (loss) before
  taxes                                                          $   6,720                                      $    (479)
                                                                 =========                                      =========

Segments assets(2)                $  18,619      $   9,264       $  84,128       $  17,128       $   9,695      $  78,892

(1) Adjustments totaling $14 in 1999 and $(19) in 1998 reflected in consolidated revenues were not allocated to the segments.

(2) Assets totaling $56,245 in 1999 and $52,069 in 1998 reflected in consolidated assets were not allocated to the segments.

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The M/A/R/C(R) Group is a marketing information services company, providing service to over 200 clients nationwide. The majority of our clients are large public companies. The Company offers a wide range of marketing information services through its two operating segments: M/A/R/C(R) Research and Targetbase(sm) Marketing.

         The following Management's Discussion is presented comparing the six months ended June 30, 1999, with the six months ended June 30, 1998, and the three months ended June 30, 1999, with the three months ended June 30, 1998.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999, WITH SIX MONTHS ENDED JUNE 30,
1998

         Revenues increased to $46,335,000 for the six-month period ended June 30, 1999, compared with revenues of $44,473,000 for the six-month period ended June 30, 1998. Production and administrative expenses were 95.3% of revenues, compared with 101.0% for the prior year.

         For the six months this year, the Company recorded operating income of $2,185,000 compared with an operating loss of $(424,000) last year for the same period. The improved results reflect the success of programs initiated last year in both Research and Targetbase(sm) segments.

         Looking at the two businesses in more detail: Targetbase(sm) Marketing had revenues of $27,628,000 in the first six months of 1999, a 10% increase over last year's first six months, and generated an operating margin of $2,305,000, or 8.3% of revenues, compared with $2,190,000 last year. M/A/R/C(R) Research had revenues of $18,693,000, a 3% decline from the first six months of 1998, and had an operating loss of $(120,000), compared with an operating loss of $(2,614,000) for the comparative period last year.

THE M/A/R/C(R) GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


         The increase in revenues in Targetbase(sm) includes $2,191,000 from our U.K. subsidiary. Our profitability in this division continues to be impacted by the costs associated with our new software platform as well as our interactive capabilities.

         During the second quarter, the Company experienced a nonrecurring gain of $4,764,000 $(3,097,000 after taxes, or $.61 per share) from the sale of a minority ownership position in Digital Marketing Services, Inc. to America Online, Inc., the majority owner.

         Operating income improvement in M/A/R/C(R) Research has been driven primarily by expense reduction; however, new business prospects appear to be improving.

         Net interest and other income (expense) increased $174,000 to $(229,000) for the comparable six-month period.

         The Company recorded net income for the six-month period ended June 30, 1999, of $4,341,000, $.86 a share compared with a net loss of ($229,000), or ($.05) a share for the comparable six-month period ended June 30, 1998. Excluding the nonrecurring after-tax gain of $3,097,000, or $.61 per share, recurring net income for the six months of 1999 was $1,244,000, or $.25 per share.

         The weighted average number of shares outstanding increased to 4,957,059 from 4,923,606 last year. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 259,689 shares held in the Employee Shareholders Ownership Plan that have not been released to participants. The Company repurchased 55,000 shares of its stock during the six-month period ended June 30, 1999.

THE M/A/R/C(R) GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999, WITH THREE MONTHS ENDED JUNE 30, 1998

         Revenues for the second quarter ended June 30, 1999, were $24,760,000 compared with $24,074,000 for the similar period in 1998.

         Production and administrative expenses were 93.0% for the period compared with 96.7% for the prior year.

         Operating income increased to $1,726,000 from $786,000 for the prior-year comparable period. The Company's Research business stabilized and showed improvement during the second quarter, recording operating income of $246,000 on revenues of $10,060,000. Cost controls coupled with an improved mix of business resulted in better operating margins despite a slightly reduced revenue base in this segment.

         Targetbase(sm) had strong results in the second quarter driven by expanded sales to existing clients and meaningful revenues from new accounts. During the second quarter, the second ARM(TM) installation was completed and the third installation was begun. The continued investments in ARM(TM), our software platform, and in our internet business are positioning Targetbase(sm) to be a significant competitor in the marketing services industry as the importance of customer relationship management continues to grow.

         Net interest and other income declined $(147,000) to $(161,000). Additionally, the second quarter of 1999 includes a nonrecurring gain of $4,764,000 $(3,097,000 after tax, or $.61 per diluted share), associated with the sale of a minority ownership position in Digital Marketing Services, Inc. to America Online, Inc., the majority owner.

THE M/A/R/C(R) GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


       Net income for the three-month period ended June 30, 1999, increased to $4,089,000, or $.81 a share, on a diluted basis from $500,000, or $.10 a share, the year before. Excluding the nonrecurring gain, recurring net income was $992,000, or $.20 per diluted share.

       The weighted average number of shares outstanding increased to 4,919,117 from 4,961,995 last year. In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans," the Company did not treat as outstanding for calculating earnings per share 259,689 shares held in the Employee Shareholders Ownership Plan that have not been released to participants. The Company repurchased 5,000 shares of its stock during the three-month period ended June 30, 1999.

CAPITAL RESOURCES AND LIQUIDITY

       From December 31, 1998, to June 30, 1999, cash and short-term investments increased $2,654,000 primarily because of the increased cash flow from operations and investment activities. The June 30, 1999, cash and short-term investment position of $7,500,000, the Company's bond portfolio of $7,475,000, the working capital position of $21,597,000, and the existing and unused lines of bank credit totaling $9,461,997 are adequate to support the Company's cash requirements for operating and capital expenditures.

YEAR 2000

         The Company began work on the Year 2000 compliance issue in 1998. To date we have inventoried our IT and non-IT environments, both internal and external, and assessed them for compliance. Our primary exposure resides in software that processes the databases we manage, software

THE M/A/R/C(R) GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

that is used in our statistical analysis work, and our interviewing and tabulating software. Our testing environment has been built, and we are now systematically testing all software and operating systems. The Company estimates it will spend approximately $400,000 bringing our various applications, operating systems, and hardware into compliance. Approximately $300,000 has been expended to date. We are slated to complete testing, with all required remediation and contingency planning, by the end of August 1999. Management believes the modifications to our proprietary software are relatively minor and that our overall risks are quite modest in nature. A reasonable worst-case scenario resulting from one or more of these software systems being noncompliant might be our inability to service one or more of our clients for a short period of time.

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

            B.Results of the election are as follows: 4,535,302 votes, or 85.2% of the quorum, were cast for Elmer L. Taylor, Jr., John H. Friedman, and Thomas Vacchiano, declaring them elected.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  The M/A/R/C(R) Group
                                              ----------------------------
                                                     (Registrant)



Date:      August 5, 1999                     /s/ SHARON M. MUNGER
      ----------------------------            ----------------------------
                                              Sharon M. Munger
                                              (Chairman of the Board and
                                              Chief Executive Officer)



Date:      August 5, 1999                     /s/ HAROLD R. CURTIS
      ----------------------------            ----------------------------
                                              Harold R. Curtis
                                              (Chief Financial Officer)

                                 EXHIBIT INDEX


Exhibit
Number                            Description
-------                           -----------
 27.1                         Financial Data Schedule